Form 10QSB
period 1996-08-31
TOUCH TONE AMERICA INC
filed 1996-10-18
CIK 945364

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                              FORM 10- Q SB




[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1996
                                    ---------------

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A  to N/A
                                    ---     ---

                       Commission File No. 0-24058

                        TOUCH TONE AMERICA, INC.
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


     California                                        33-0424087
     ----------                                        ----------
     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization                Identification Number)


     4110 N. Scottsdale Road, Suite 170, Scottsdale, Arizona  85251
     --------------------------------------------------------------
       (Address of Principal Executive Offices)        (Zip Code)


     Registrant's telephone number, including area code (800) 535-2211
                                                        --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.   [X]Yes     [ ]No

     At October 14, 1996, 3,320,800 shares of common stock, no par value were outstanding.

     Page 1 of 17 pages.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                          INDEX TO FORM 10-QSB
                             August 31, 1996

                                                                  PAGE NO.
                                                                  --------
Part I
------

CONSOLIDATED FINANCIAL STATEMENTS

     a.   Balance Sheets as of May 31, 1996 and August 31, 1996
           (Unaudited)                                                  F-2

     b.   Statements of Operations for the Three Months Ended
           August 31, 1995 and 1996 (Unaudited)                         F-3

     c.   Statements of Cash Flows for the Three Months Ended
           August 31, 1995 and 1996 (Unaudited)                         F-4

     d.   Notes to the Consolidated Financial Statements                F-5

MANAGEMENT'S DISCUSSION AND ANALYSIS                                   F-10

Part II
-------

     a.   Other Information
     b.   Signatures

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS



                                                  MAY 31        AUGUST 31,
                                                  1996            1996
                                                ----------      ----------
                                                               (Unaudited)

                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash                                           $ 5,278,000    $ 2,491,000
 Trade receivables, net allowance for
   doubtful accounts of $124,000 and
   $182,000, respectively                           264,000        340,000
 Prepaid expense                                       -            36,000
                                                -----------   ------------
      Total current assets                        5,542,000      2,867,000

EQUIPMENT, net of accumulated depreciation
 of $62,000 and $109,000, respectively              429,000      1,061,000

OTHER:
 Intangibles, net of accumulated
   amortization of $97,000 and
   $139,000, respectively                           738,000        696,000
 Refundable deposits                                 76,000         80,000
 Other                                              143,000        125,000
                                                -----------    -----------

TOTAL ASSETS                                    $ 6,928,000    $ 4,829,000
                                                ===========   ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                $  477,000     $  367,000
 Accrued liabilities                              1,170,000        622,000
 Deferred revenues                                   76,000        106,000
 Notes payable to stockholders                      393,000           -
 Current portion of capital lease
   obligations                                       61,000         57,000
                                                -----------    -----------
      Total current liabilities                   2,177,000      1,152,000

DEFERRED REVENUE                                     25,000         25,000

CAPITAL LEASE OBLIGATIONS, net of
 current portion                                    134,000        120,000

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE PREFERRED STOCK LIABILITY                750,000           -

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
 Preferred stock, no par value,
   10,000,000 shares authorized; none
   outstanding                                         -
 Common stock, no par value,
   100,000,000 shares authorized, and
   3,204,300 and 3,319,300 shares issued
   and outstanding, respectively                  7,195,000      7,945,000
 Accumulated deficit                             (3,353,000)    (4,413,000)
                                                -----------    -----------
      Total stockholders' equity                  3,842,000      3,532,000
                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                         $ 6,928,000    $ 4,829,000
                                                ===========    ===========











   See accompanying notes to these consolidated financial statements.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE THREE
                                                      MONTHS ENDED
                                                       AUGUST 31,
                                               --------------------------
                                                  1995           1996
                                                ----------     ----------
                                                       (Unaudited)

NET REVENUES:
 Long distance resell                           $   689,000    $   340,000
 Internet access                                      -            176,000
                                                -----------    -----------
                                                    689,000        516,000

COST OF SALES
 Long distance resell                               435,000        228,000
 Internet access                                       -           142,000
                                                -----------    -----------
                                                    435,000        370,000
                                                -----------    -----------

GROSS MARGIN                                        254,000        146,000

OPERATING EXPENSES:
 Selling                                            171,000         58,000
 General and administrative                         296,000        722,000
 Amortization and depreciation                        2,000         90,000
 Severance agreements                                  -           230,000
 Excess volume commitments                          135,000           -
                                                -----------    -----------
                                                    604,000      1,100,000
                                                -----------    -----------

LOSS FROM OPERATIONS                               (350,000)      (954,000)

OTHER INCOME (EXPENSE) -
 Interest expense, net                                4,000        106,000
                                                -----------    -----------
                                                      4,000        106,000
                                                -----------    -----------

NET LOSS                                        $  (354,000)   $(1,060,000)
                                                ===========    ===========

LOSS PER SHARE                                  $      (.19)   $      (.33)
                                                ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                  1,833,000      3,205,000
                                                ===========    ===========








   See accompanying notes to these consolidated financial statements.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      FOR THE THREE
                                                      MONTHS ENDED
                                                       AUGUST 31,
                                               --------------------------
                                                  1995           1996
                                                ----------     ----------
                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $  (354,000)   $(1,060,000)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                      2,000         90,000
   Common stock for exchange of debt
      at below market                                  -           127,000
   Options issued at below market                      -           173,000
   Bad debt expense                                    -            67,000
   Change in assets and liabilities:
      Decrease (increase) in:
        Trade receivables                            31,000       (143,000)
        Other assets                                   -           (23,000)
      Increase (decrease) in:
        Accounts payable                           (116,000)      (110,000)
        Accrued liabilities                           2,000       (241,000)
        Deferred revenue and other                   (9,000)        30,000
                                                -----------    -----------
      Net cash used in operating
       activities                                  (444,000)    (1,090,000)

CASH FLOWS FROM INVESTING ACTIVITY -
 Purchase of equipment                                 -          (679,000)
                                                -----------    -----------
      Net cash used in investing
       activities                                      -          (679,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease obligations                (4,000)       (18,000)
 Payment of notes payable to stockholders              -          (183,000)
 Repayment of preferred stock                          -          (750,000)
 Proceeds from issuance of redeemable
  preferred stock                                   113,000           -
 Offering costs incurred                            (43,000)       (67,000)
                                                -----------    -----------
      Net cash provided by (used in)
       financing activities                          66,000     (1,018,000)
                                                -----------    -----------

NET DECREASE IN CASH                               (378,000)    (2,787,000)

CASH, beginning of period                           512,000      5,278,000
                                                -----------    -----------

CASH, end of period                             $   134,000    $ 2,491,000
                                                ===========    ===========







   See accompanying notes to these consolidated financial statements.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS:
     --------------------

     The consolidated financial statements include the accounts of Touch Tone America, Inc. (Touch Tone) and from November 1, 1995, GetNet International, Inc. (GetNet) (collectively referred to as "the Company"). Touch Tone acquired the outstanding common stock of GetNet effective November 1, 1995.

     Touch Tone is engaged in the reselling of long distance telecommunications products and services primarily in the western and southwestern United States. As a reseller of long distance services, Touch Tone offers its customers the use of routing equipment and phone lines of large carriers; in turn, the large carriers offer Touch Tone volume discounts based on the use of this equipment.

     GetNet is a provider of Internet and World Wide Web access services to individuals and businesses in Arizona and other parts of the United States. The Internet is a network of millions of computers around the world which are able to communicate with one another, as well as access the World Wide Web which is a system of documents on a multitude of subjects.


2.   DISCLOSURE SUMMARY:
     ------------------

     Pursuant to rules and regulations of the Securities and Exchange Commission, the Company has elected to omit substantially all the disclosures normally included in financial statements prepared under generally accepted accounting principles. Readers of these financial statements should refer to the Company's Form 10-KSB filed for the year ended May 31, 1996, for additional disclosures.


3.   UNAUDITED INFORMATION:
     ---------------------

     The Company's balance sheet as of August 31, 1996, and the statement of operations for the three months ended August 31, 1995 and 1996 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.


4.   ADOPTION OF NEW ACCOUNTING POLICIES:
     -----------------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS - Effective June 1, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited August 31, 1996

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     financial statements. GetNet is still in the developmental stages and has not yet experienced significant revenues from its "Internet Backbone" operations, however, if future revenues do not support the cost capitalized associated with this system, the Company could be required to impair such costs under this accounting standard.

     STOCK-BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123), which the Company adopted effective
     June 1, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the disclosure requirements prescribed by FAS 123.


5.   Continued Operations:
     --------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception. Furthermore, as discussed in Note 7, the Company has entered into sales volume commitments with service providers.

     The Company renegotiated two significant commitments under which it was experiencing substantial shortfalls. Under the revised agreements, the Company's future commitment has been eliminated. The Company, however, has a continuing service commitment with AT&T of $1,800,000 annually, which it was satisfactorily meeting at May 31, 1996. However, as discussed in Note 7, monthly revenues under this commitment have declined, and unless related revenues increase the Company will be unable to continue to meet this commitment. At this time, no loss accrual has been recorded based on management's belief that the contract will be a renegotiated on favorable terms with AT&T. If such renegotiations are unsuccessful, substantial losses could be recorded.

     The Company's ability to continue as a going concern is dependent upon several factors, including meeting and/or renegotiating its future carrier commitments, and ultimately achieving and maintaining profitable operations. The Company is also aggressively working to increase revenues, seek a merger with a larger entity, and renegotiate its contract with AT&T, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   ACQUISITIONS:
     ------------

     In August 1996, the Company entered into a letter of intent to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington, whereby the Company would issue to Arcada's shareholders promissory notes totaling $1,500,000 and 12,500,000 shares of the Company's common stock. As a result, Arcada would acquire control of both management and the board of directors of the Company. The completion of the merger is subject to completion of a merger agreement and approval by the board of directors and shareholders of both companies. If this merger is successfully completed, for financial reporting purposes, it would be considered a purchase transaction of Touch Tone by Arcada. Therefore, future financial statements would include Arcada operations for all prior periods and Touch Tone only from the date of acquisition.

     In November 1995, the Company acquired the outstanding common stock of GetNet through the issuance of 400,000 shares of its common stock, which was valued at $800,000. This acquisition was accounted for under purchase method of accounting. The excess of the purchase price over the net liabilities acquired of approximately $835,000 is being amortized over a period not to exceed five years. All other assets and liabilities were recorded at book values, which approximated fair value. Unaudited pro-forma financial information is provided below:


                                                THREE MONTHS
                                                   ENDED
                                                 AUGUST 31,
                                                    1995
                                                 ----------

     Net Revenues                                $  789,000
                                                 ==========

     Net Loss                                    $  417,000
                                                 ==========

     Net Loss per Share                          $     (.45)
                                                 ==========


     The above pro-forma financial information assumes the GetNet acquisition occurred at the beginning of the period presented. This information is not necessarily indicative of the financial results which would have resulted if the acquisition had occurred at such earlier date nor of future financial operating results.


7.   Commitments and Contingencies:
     -----------------------------

     The Company has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, which as of May 31, 1996, it was satisfactorily meeting. However, monthly revenues have declined substantially and unless related revenues increase the Company will be unable to continue to meet the minimum amount of this commitment (which is 80% of the total commitment).

     The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level to replace its existing SDN contract. However, there is no

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     assurance that the Company will be able to ultimately renegotiate its existing contract. If it is not renegotiated, a substantial loss accrual may have to be recorded in fiscal 1997, the amount of which cannot be currently estimated.

     In connection with GetNet's "Internet Backbone," the Company is currently obligated to pay approximately $70,000 per month, which increases to approximately $95,000 in January 1997, for telecommunication equipment and related leases, irrespective of the related usage by the Company's Internet customers, which currently is not sufficient to cover these costs.

     In July 1996, an unknown party fraudulently charged over $1,000,000 in long distance charges on the Company's account. The Company is currently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company believes it has recourse in the matter, and will not be held responsible for these charges, but the outcome of this matter cannot be predicted at this time.

     The Company has also filed legal action against its former president in August 1996. In connection with this action, the former president has made various allegations that he intends to pursue legal action for unspecified damages against the Company, however, none have been formally filed. If such action occurs, the Company intends to defend itself vigorously and believes no adverse material consequences would result. The president has filed an answer and the Company continues to prosecute this matter. The ultimate resolution of this matter cannot presently be determined.

     In September 1996, two officers at GetNet (including a current director of the Company) were terminated. These terminations are being disputed by the former officers. The resolution of this matter has not been resolved, but management believes the ultimate outcome will not have a material impact on the Company's financial position.



8.   Capital Transactions:
     --------------------

     During the quarter ended August 31, 1995, the Company repaid its preferred shareholders $750,000. Also during the quarter ended August 31, 1996, $67,000 in additional printing costs associated with the offering were recorded in a liability.

     In August 1996, the Company issued 70,000 shares of common stock for the exchange of a note payable of $210,000. In connection with this exchange, the Company recorded approximately $254,000 of expense (of which $127,000 was recorded as an expense in the three months ended August 31, 1996 and the balance in the prior year) based on the quoted market at the time the parties agreed to the exchange. The Company has agreed to register these shares for sale under The Securities Act.

     Also in August 1996, the Company issued 45,000 shares to a telecommunications company in settlement of a past debt. Accrued expenses at May 31, 1996 include $180,000 related to this debt.

     In September 1996, the Company issued 1,500 shares of common stock in settlement of a past agreement to issue shares of common stock based an 50% of the public offering price.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In July 1996, the Company terminated two employees. In connection with their termination, they were granted options to purchase in the aggregate 45,000 shares of common stock at $4.00 and 40,000 shares at $5.00. In connection with this severance agreement, the Company has recorded approximately $172,000 of expense based on the difference between the option exercise price and the price of the Company's common stock on the date of the agreement.


9.   Significant Sales Agent Relationship:
     ------------------------------------

     The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of approximately 32% on sales it originates. At current sales levels, the Company does not realize a direct profit from the sales generated by the agent. Indirectly, however, the Company realizes more profit on its other monthly usage as a result of the increased discounts resulting from the increased usage received from the Company's provider. Also, if the Company successfully renegotiates its contract with its provider, the Company believes it will then directly realize additional profit on sales originated by the agent, if a greater discount can be obtained from the provider. Payment of the commissions to the agent is secured by the customer base generated by the sales agent. For the three months ended August 31, 1995 and 1996, the sales originated by the agent have accounted for 34% and 39%, respectively, of company sales. During these periods, the Company has recorded a related expense to the agent of approximately $133,000 and $32,000, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             AUGUST 31, 1996


GENERAL
-------

The Company's net revenues were approximately $516,000 for the three months ended August 31, 1996 and $689,000 for the three months ended August 31, 1995.

As discussed in "Commitments," the Company has, in the past, entered into sales volume commitments with its service providers which have exceeded its current sales volumes. The Company has renegotiated two significant commitments under which it was experiencing substantial shortfalls. Under the revised agreements, the Company's future commitment for these contracts has been eliminated. The Company, however, has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, which, as of year end, it was satisfactorily meeting. However, monthly revenues under this commitment have declined and the Company will be unable to continue to meet this commitment unless related revenues increase. Therefore, an additional loss accrual may be recorded in the fiscal year ending May 31, 1997. In addition, the Company has service commitments, primarily with WilTel, to lease a minimum of $70,000 per month of telecommunication circuits in connection with its Internet backbone. This amount increases to $95,000 in January 1997. The Company's revenues currently do not support this commitment. There can be no assurances that the Company's revenues will be sufficient to cover the Company's monthly commitments.

The Company's financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including meeting the terms of its commitments and achieving and maintaining profitable operations.

CHANGE IN GETNET'S MANAGEMENT
-----------------------------

In September 1996, the Company terminated two (2) Officers of GetNet, who were also two (2) of the three (3) original founding shareholders of GetNet. The Company is unable at this time to predict the ultimate effect of these terminations. As of the date of this report, one of these individuals remains a Director of the Company.

MERGERS/ACQUISITIONS
--------------------

In August 1996, the Company entered into a letter of intent to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington, whereby the Company would issue to Arcada promissory notes totaling $1,500,000 and 12,500,000 shares of the Company's common stock. As a result, Arcada would acquire control of both management and the board of directors of the Company. The completion of the merger is subject to preparation of a definitive merger agreement and the approval of directors and shareholders of both companies.

If this merger is completed, Arcada will be considered the acquiring entity, even though Touch Tone is legally the surviving Company.
Therefore, future financial statements of the Company will reflect the operations of Arcada for prior years and Touch Tone operations only from the date of the merger.

In October 1996, the Company agreed to acquire a certain customer base for the issuance of 40,000 shares of common stock. This is not considered to be a significant acquisition from a financial perspective.

RESULTS OF OPERATIONS:
---------------------

For the Three Months Ended August 31, 1996 compared to the Three Months Ended August 31, 1995

Long distance resell revenue from operations for the three months ended May 31, 1996 was $340,000 compared to revenues of $689,000 during the three months ended August 31, 1995. The Company currently has an "SDN" contract which extends through July 1999 with AT&T. Due to competition within the telecommunications industry, the price the Company is required to pay AT&T has become less competitive than the currently market price for comparative service. Currently, AT&T is offering long distance services at approximately $.02 per minute less than the Company's cost for the same service. The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level, and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. If the Company is unable to renegotiate its contract with AT&T, the Company intends to find another long distance reseller with a substantial telecommunications customer base and negotiate a favorable transfer of the Company's SDN long distance base and obligations to that SDN reseller or to AT&T. At this time, no loss accrual has been recorded in the financial statements based on management's belief that the contract will be renegotiated on favorable terms with AT&T. It such renegotiations are unsuccessful, substantial losses could be recorded.

The Company expects to experience most of its future growth through acquisitions of long distance customer bases with regional switch-based carriers as well as through the growth of its Internet services, especially its backbone facilities and services which are in service as of October 1996.

Cost of sales for long distance service for the three months ended August 31, 1996 was $228,000, resulting in a gross margin of approximately $112,000 or 33% of net revenue. The gross margin for the three months ended August 31, 1995 was $254,000, approximately 37% of net revenue. The gross margin percentage has decrease due to lower volume. The AT&T contract is structured on a tiered discount with the more volume achieved, the greater the discount.

Financial statements ended August 31, 1996, reflect the inclusion of the operation of GetNet which was acquired effective November 1, 1995.
GetNet's sales were $176,000 for these three months with cost of sales of $142,000. GetNet is still a development stage company and has not yet begun to develop its market. All of GetNet fees are from subscriber fees for Internet access. The Internet backbone was not operational until after August 31, 1996. The Company, however, expects the ramp-up of revenue on the Internet backbone to take an extended period and this operation will most likely not be profitable until at the earliest fiscal 1998.

Selling expenses were $58,000 or 11% of net revenues for the three months ended August 31, 1996 from $171,000, or approximately 25% of net revenues for the prior comparable quarter. A significant sales agent, TMO Communications, Inc. (TMO), accounted for approximately 39% of revenues for the three months ended August 31, 1996 and receives commissions of approximately 32%. At this level, the Company does not receive gross margin on sales originated by this agent, but as a result, experiences greater gross margin on other Company revenues due to volume discounts by AT&T. Management believes the selling expenses attributed to Company agent commissions will decrease as a percentage of net revenues if a new contract with AT&T is negotiated; however, selling expenses in general will increase because of marketing efforts and variety of services offered. GetNet's selling expenses were $5,000 for the period ended August 31, 1996, or 3% of its sales.

Under the Company's current contract with independent sales agents for reselling long distance services, commissions are paid as long as the Company receives revenues from the customer. The Company intends to revise this arrangement for new agents to provide for continuing commission payments only if certain sales levels are maintained, however, no such contracts have been entered into.

For marketing GetNet services, the Company has four full time sales agents on staff. These persons are paid a combination of salary and commissions.

General and administrative expenses increased to $722,000 or 140% of net revenue for the three months ended August 31, 1996 compared to $296,000 or 43% for the three months ended August 31, 1995. During the three months ended August 31, 1996, the Company paid increased salaries and benefits to its employees of approximately $374,000 compared to $203,000 in the prior comparable quarter, primarily as a result of additional employees, including GetNet employee related expenses of approximately $235,000. The remaining $255,000 increase in general and administrative costs between the two periods is mainly due to increased office and travel costs, increased internal costs associated with search for potential acquisition candidates, the inclusion of GetNet's other general and administrative expenses, which totaled $79,000, and bad debt expense, which increased by $67,000 in the three months ended August 31, 1996, as compared to the prior comparable period. Since May 1996, the Company has reduced its number of personnel due to decreasing revenues. In connection with the termination of two employees, the Company granted options at below the then market price of its common stock. Therefore, an additional $172,000 of expense was recorded in the three months ended August 31, 1996 based on the difference of the exercise price and traded price of its common stock. Total general and administrative expense, relative to fiscal 1996 is, however, expected to increase due to compensation commitments to Officers of the Company and a contract entered into with a significant consultant (who previously was the Chairman of the Board and an Officer) of $15,000 per month (see "Commitments").

Amortization and depreciation expense increased by approximately $88,000 related primarily to amortization of goodwill recorded in connection with the GetNet acquisition.

The Company incurred $135,000 of expense under its agreement with ICG during the three months ended August 31, 1995 and none was incurred in the three-month period ended August 31, 1996, as the contract was terminated in April 1996. This amount is recorded as a period expense under operating expenses, as the Company experienced insignificant revenues associated with this contract.

Interest expense, net of interest income, increased from $4,000 in 1995 to $106,000 in 1996 primarily as a result of 70,000 shares of common stock being issued in August 1996 to satisfy an outstanding debt of $210,000. The difference of approximately $254,000 between the then market price of common stock and the related debt is being expensed in operations over the period the note was outstanding. For the three months ended August 31, 1996, $127,000 was expensed and the balance was previously expensed in fiscal 1996. During the three months ended August 31, 1996, the Company had interest income of approximately $25,000 from its cash investments received from proceeds of its public offering.

The Company had a net loss of $1,060,000 for the three months ended August 31, 1996. For the three months ended August 31, 1995, the Company had a net loss of $354,000. The increase in net loss between periods is directly attributed to the decreasing revenues, the cost of share and option issuances at less than market, the increase in selling, general and administrative costs in fiscal 1997, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash position at August 31, 1996 was $2,491,000 and net working capital was $1,715,000. The Company's cash position reflects the receipt of the proceeds Company's public offering of its common stock completed in May 1996.

Cash used in operations for the Company totaled $1,090,000 during the three months ended August 31, 1996 as compared to $444,000 for the three months ended August 31, 1995. This increase in cash outflows can be primarily attributed to a loss from operations, partially offset by the current period non-cash expenses resulting from an increase in the bad debt allowance and the non-cash cost of common share and option issuances related to the exchange of a note payable for common stock and severance agreements. The Company also paid certain payables from proceeds of the public offering resulting in a decrease in accounts payable and accrued expense.

Cash flows used in investing activities consisted primarily of additions to equipment of $679,000 in the three months ended August 31, 1996, primarily for constructing GetNet's Internet Backbone. The initial phase of constructing this backbone is substantially completed and the Company does not intend to incur substantial additional capital costs.

Cash flows used in financing activities were $1,018,000 during the three months ended August 31, 1996 as compared to $66,000 provided by financing activities for the three months ended August 31, 1995. During the three months ended August 31, 1996, cash outflows can be primarily attributed to payments made to preferred stock holders for the redemption of their preferred stock and repayments of notes payable to stockholders. During the three months ended August 31, 1995, cash inflows represent proceeds from issuance of redeemable preferred stock which were partially offset by stock offering costs incurred.

                        TOUCH TONE AMERICA, INC.

                                 PART II

ITEM NO. 1     Legal Proceedings
               -----------------

          The Company is not a party to any material legal proceedings and no such proceedings are known to be contemplated except:

          * A lawsuit has been filed in the Superior Court of the State of Arizona, Maricopa County by the Company against Jonathan Miller and Janeece Miller, husband and wife, on August 30, 1996. The complaint details various causes of action against Mr. Miller, in his capacity as a former Officer and Director of the Company. The Company has alleged Mr. Miller is responsible to the Company for $360,835.90 in damages to the Company. Mr. Miller filed an answer denying the allegations. The Company is, and will vigorously pursue this legal action.

          * Janeece Miller, the wife of Mr. Miller, filed a request with the American Arbitration Association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This request was filed with the Arbitration Association on July 31, 1996 and the Company has responded, consenting to the arbitration and contesting the allegations in the complaint, asserting that Ms. Miller voluntarily resigned her employ with the Company and that the terms of the severance package do not apply in her situation. A hearing will be set and the Company will defend the complaint.

          * Subsequent to May 31, 1996, an unknown party fraudulently charged over $1,000,000 in long distance charges on the Company's account. The Company is currently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company believes it has recourse in the matter, and will not be held responsible for these charges, but the outcome of this matter cannot be predicted at this time.

ITEM NO. 2     Changes in Securities
               ---------------------

          None

ITEM NO. 3     Defaults Upon Senior Securities
               -------------------------------

          None

ITEM NO. 4     Submission of Matter to a Vote of Securities Holders
               ----------------------------------------------------

          None

ITEM NO. 5     Other Information
               -----------------

          None

ITEM NO. 6     Exhibits and Reports on Form 8-K
               --------------------------------

          On September 2, 1996, the Registrant filed a Form 8-K reporting under Item 2 relating to the proposed business combination with Arcada, Inc. of Seattle, Washington.

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCH TONE AMERICA, INC.



 /s/ MICHAEL J. CANNEY
--------------------------------
Michael J. Canney, President
Principal Executive Officer



 /s/ DAVID J. SMITH
--------------------------------
David J. Smith, Principal
Financial and Accounting Officer


Date:     October 15, 1996
      --------------------------