Form 10KSB40/A
period 1996-05-31
TOUCH TONE AMERICA INC
filed 1996-11-01
CIK 945364

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
          May 31, 1996
          ------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period
          from            to
               -----------   -----------

COMMISSION FILE NUMBER:   0 -24058
                       ------------

                           TOUCH TONE AMERICA, INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)

     California                                       33-0424087
-------------------------------                    -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                          4110 N. Scottsdale Road
                               Suite 170
                         Scottsdale, Arizona  85251
             --------------------------------------------------
            (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (800) 535-2211
                           ---------------
Securities registered under Section 12(b) of the Act:  None
                                                      ------
Securities registered under Section 12(g) of the Act:
                                              Common Stock, no par value
                                              --------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for at least the past 90 days.  Yes   X   No
                                    -----    -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $2,238,000
                                                   ------------

Aggregate market value of voting stock held by non-affiliates as of September 5, 1996: $21,833,787
                   -----------

Shares of Common Stock, no par value, outstanding as of September 5, 1996:
3,319,300
---------

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form SB-2, No. 33-80131.

_____________________________________________________________________

                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

    (a)  The following documents are filed as a part of this Form
10-KSB/A:

    1.   Consolidated Financial Statements of Touch Tone America, Inc.:

         Independent Auditor's Report

         Consolidated Balance Sheet - May 31, 1996

         Consolidated Statement of Operations - Ten months ended May 31, 1995 and year end May 31, 1996

         Consolidated Statement of Changes in Stockholders' Equity - For the period from August 1, 1995 through May 31,1996

         Consolidated Statement of Cash Flows - Ten months ended May 31, 1995 and year end May 31, 1996

         Notes to Consolidated Financial Statements

                                     -2-
________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 PAGE
                                                                 ----
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . F-2

CONSOLIDATED BALANCE SHEET - May 31, 1996  . . . . . . . . . . . F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Ten Months
     Ended May 31, 1995 and the Year Ended May 31, 1996. . . . . F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - For
     the Period from August 1, 1994 through May 31, 1996 . . . . F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Ten Months
     Ended May 31, 1995 and the Year Ended May 31, 1996. . . . . F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . F-7

































                                     F-1
_______________________________________________________________________

                         INDEPENDENT AUDITOR'S REPORT





Board of Directors
Touch Tone America, Inc.
Phoenix, Arizona


We have audited the accompanying consolidated balance sheet of Touch Tone America, Inc. as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the ten months ended May 31, 1995 and for the year ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Touch Tone America, Inc. as of May 31, 1996, and the results of their operations and their cash flows for the ten months ended May 31, 1995 and for the year ended May 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and has entered into significant sales volume commitments. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Hein + Associates LLP


Denver, Colorado
August 9, 1996

                                     F-2
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                                             May 31,
                                                              1996
                                                             -------
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash                                                    $5,278,000
    Trade receivables, net allowance for
     doubtful accounts of $124,000                           264,000
                                                          ----------
        Total current assets                               5,542,000

EQUIPMENT, net of accumulated depreciation of $62,000        429,000

OTHER:
  Intangibles, net of accumulated amortization of $97,000    738,000
  Refundable deposits                                         76,000
  Prepaid expenses                                           143,000
                                                          ----------

TOTAL ASSETS                                              $6,928,000
                                                          ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $  477,000
  Accrued liabilities                                      1,170,000
  Deferred revenues                                           76,000
  Notes payable to stockholders                              393,000
  Current portion of capital lease obligations                61,000
                                                          ----------
        Total current liabilities                          2,177,000

DEFERRED REVENUE                                              25,000

CAPITAL LEASE OBLIGATIONS, net of current portion            134,000

COMMITMENTS (NOTE 5)

REDEEMABLE PREFERRED STOCK LIABILITY                         750,000

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized; none outstanding                                 -
  Common stock, no par value, 100,000,000 shares
    authorized, 3,204,300 shares issued and outstanding    7,195,000
  Accumulated deficit                                     (3,353,000)
                                                          ----------
        Total stockholders' equity                         3,842,000
                                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $6,928,000
                                                          ==========
      See accompanying notes to these consolidated financial statements.
                                     F-3
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                              FOR THE
                                            TEN MONTHS     FOR THE
                                               ENDED     YEAR ENDED
                                              MAY 31,      MAY 31,
                                               1995         1996
                                             --------     --------
NET REVENUES:
 Long distance resell                      $ 1,952,000  $ 1,951,000
 Internet access                                  -         287,000
                                           -----------  -----------
                                             1,952,000    2,238,000

COST OF SALES
 Long distance resell                       (1,310,000)  (1,284,000)
 Internet access                                  -        (122,000)
                                           -----------  -----------
                                            (1,310,000)  (1,406,000)
                                           -----------  -----------

GROSS MARGIN                                   642,000      832,000

OPERATING EXPENSES:
 Selling                                       337,000      620,000
 General and administrative                    507,000    1,853,000
 Excess volume commitments                      32,000      871,000
                                           -----------  -----------
                                               876,000    3,344,000
                                           -----------  -----------
LOSS FROM OPERATIONS                          (234,000)  (2,512,000)

OTHER INCOME (EXPENSE):
 Interest expense, primarily stockholders      (12,000)    (172,000)
 Absorbed offering and acquisition costs       (48,000)    (118,000)
                                           -----------  -----------
                                               (60,000)    (290,000)
                                           -----------  -----------

NET LOSS                                   $  (294,000) $(2,802,000)
                                           ===========  ===========

LOSS PER SHARE                             $      (.19) $     (1.81)
                                           ===========  ===========
WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                             1,508,000    1,552,000
                                           ===========  ===========

      See accompanying notes to these consolidated financial statements.

                                     F-4
_______________________________________________________________________

                    TOUCH TONE AMERICA, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                COMMON STOCK      PREFERRED
                              ------------------    STOCK      ACCUM-
                               NUMBER             ISSUANCE     ULATED
                             OF SHARES    AMOUNT    COSTS      DEFICIT      TOTAL
                              --------   --------  --------    --------    --------
BALANCE, August 1, 1994      2,785,000  $   2,000  $   -      $(257,000)  $(255,000)

 Surrender of common stock  (1,651,000)       -        -           -           -
 Grants of common stock
   by stockholders                -         16,000     -           -         16,000
 Common stock issued to
   officer/director for
   services                    160,000      40,000     -           -         40,000
 Common stock issued
   for cash                     11,000      15,000     -           -         15,000
 Issuance cost of redeemable
   preferred stock                -           -    (108,000)       -       (108,000)
 Net loss                         -           -        -       (294,000)   (294,000)
                             ---------   --------- ---------  ---------   ---------

BALANCE, May 31, 1995        1,305,000      73,000  (108,000)  (551,000)   (586,000)

 Issuance of common stock
   in a private placement,
   net of offering costs       350,000     600,000      -          -        600,000
 Issuance of common stock
   for acquisition of GetNet   400,000     800,000      -          -        800,000
 Surrender of common stock    (763,200)       -         -          -           -
 Issuance of common stock
   and warrants in a public
   offering, net of
   offering costs            1,725,000   5,830,000      -          -       5,830,000
 Conversion of redeemable
   preferred stock to
   common stock                187,500   (108,000)   108,000       -            -
 Net loss                         -          -          -    (2,802,000)  (2,802,000)
                             ---------  --------- ---------- ----------   ----------

BALANCE, May 31, 1996        3,204,300 $7,195,000  $    -   $(3,353,000)  $3,842,000
                             ========= ==========  ========= ==========   ==========









       See accompanying notes to these consolidated financial statements.



                                      F-5
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              FOR THE
                                            TEN MONTHS     FOR THE
                                               ENDED     YEAR ENDED
                                              MAY 31,      MAY 31,
                                               1995         1996
                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $  (294,000) $(2,802,000)
 Adjustments to reconcile net loss to net
  cash from operating activities:
    Depreciation and amortization                2,000      129,000
    Common stock for services                   56,000         -
    Bad debt expense                            17,000      185,000
    Absorbed acquisition costs                  48,000      118,000
    Change in assets and liabilities:
       Decrease (increase) in:
          Trade receivables                   (311,000)     128,000
          Other assets                            -        (214,000)
       Increase (decrease) in:
          Accounts payable                     274,000      (71,000)
          Accrued liabilities                  422,000      625,000
          Deferred revenue and other            (8,000)      11,000
                                           -----------  -----------
    Net cash provided by (used in)
     operating activities                      206,000   (1,891,000)

CASH FLOWS FROM INVESTING ACTIVITY:
 Acquisition costs incurred                    (95,000)     (25,000)
 Purchase of equipment                            -        (101,000)
                                           -----------  -----------
    Net cash used in investing activities      (95,000)    (126,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable                     50,000         -
 Payment of note payable                       (50,000)        -
 Payment of capital lease obligations             -        (100,000)
 Proceeds from notes payable to stockholders      -         210,000
 Payment of notes payable to stockholders      (24,000)        -
 Proceeds from issuance of redeemable
  preferred stock                              637,000      113,000
 Proceeds from issuance of common stock         15,000    7,816,000
 Offering costs incurred                      (285,000)  (1,256,000)
                                           -----------  -----------
    Net cash provided by financing
     activities                                343,000    6,783,000
                                           -----------  -----------

NET INCREASE IN CASH                           454,000    4,766,000

CASH, beginning of period                       58,000      512,000
                                           -----------  -----------

CASH, end of period                        $   512,000  $ 5,278,000
                                           ===========  ===========


      See accompanying notes to these consolidated financial statements.

                                     F-6
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
    --------------------------------------------------------

    NATURE OF OPERATIONS - The consolidated financial statements include the accounts of Touch Tone America, Inc. (Touch Tone) and from November 1, 1995, GetNet International, Inc. (GetNet) (collectively referred to as "the Company"). Touch Tone acquired the outstanding common stock of GetNet effective November 1, 1995 as more fully described in Note 3.

    Touch Tone is engaged in the reselling long distance telecommunications products and services primarily in the western and southwestern United States. As a reseller of long distance services, Touch Tone offers its customers the use of routing equipment and phone lines of large carriers; in turn, the large carriers offer Touch Tone volume discounts based on the use of this equipment. Touch Tone was incorporated as a California corporation in 1990. Touch Tone previously had a July 31 year-end. In fiscal 1995, Touch Tone changed its year-end to May 31. Therefore, the 1995 financial statements only include the financial operations for the ten months ended May 31, 1995.

    GetNet is a provider of Internet and World Wide Web access services to individuals and businesses in Arizona and other parts of the United States. The Internet is a network of millions of computers around the world which are able to communicate with one another, as well as access the World Wide Web which is a system of documents on a multitude of subjects.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Touch Tone and its subsidiary, GetNet as described above. All significant intercompany accounts and transactions have been eliminated in consolidation.

    BASIS OF ACCOUNTING - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. Customer billings and collections for long distance services are performed by a third party service provider (Provider). Accounts receivable represents the amount the Company's customers owe for actual usage. However, the amount the Company will receive from the Provider will be offset by the payable due to the Provider for the cost of providing the service, which is included in accounts payable in the financial statements. The net of the receivable and payable is the margin the Company receives. The Provider is responsible for maintaining the Company's long distance accounts receivable and withholds payments to the Company for past due customer amounts. Such amounts withheld from the Company are offset by the margin otherwise paid to the Company. Bad debt expense is included with general and administrative expenses.

    EQUIPMENT - Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the equipment, generally five years. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

                                     F-7
_____________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    INCOME TAXES - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense or benefit represents the change in the deferred tax asset/liability balance.

    REVENUE RECOGNITION - The Company recognizes revenue during the period of performance of the related services. Deferred revenues consist of the following:

    * Funds paid by AT&T to Touch Tone at the initiation of a contract of $42,000, deferred initially and recognized as a reduction to cost of sales ratably over the life of the contract as earned.
         A total of $1,000 and $16,000 was recognized during the ten months ended May 31, 1995 and the year ended May 31, 1996, respectively.

    * Current month's advance billings by GetNet for subscriber services and revenue received in advance for services under contract. This amount will be recognized as revenue when earned.

    INTANGIBLES - Intangibles represent the excess of the purchase price paid over the net liabilities acquired in the GetNet acquisition of $835,000. This amount is being amortized over five years.

    CONCENTRATION OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty.

    At May 31, 1996, the Company's cash balance at one financial institution was in excess of FDIC insured limits by approximately $5,190,000.

    USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates as to the amortization period used for its intangibles. Due to the uncertainties inherent in the life of intangibles, especially in light of increased competition and technology changes, it is reasonably possible that the estimated life of intangibles could materially change in the forthcoming year.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash and cash equivalents, trade receivables, accounts payable, and notes payable to stockholders, approximates the carrying value in the financial statements at May 31, 1996.

    LOSS PER SHARE - Loss per share is generally computed based on the weighted average number of shares outstanding. However, for the periods presented, common and common equivalent shares including the

                                     F-8
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    common stock underlying the redeemable preferred stock and common stock options (using the treasury stock method and the public offering price) have been included in the weighted average calculation, as if they were outstanding for the entire period through December 31, 1995.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's consolidated financial statements, the Company does not believe that adoption of the new standard will have a material effect on the consolidated financial statements.

    In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


2.  CONTINUED OPERATIONS:
    --------------------

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception. Furthermore, as discussed in Note 5, the Company has entered into sales volume commitments with service providers.

    The Company renegotiated two significant commitments under which it was experiencing substantial shortfalls. Under the revised agreements, the Company's future commitment has been eliminated. The Company, however, has a continuing service commitment with AT&T of $1,800,000 annually, which it was currently satisfactorily meeting at year-end. However, as discussed in Note 5, subsequent to year-end, monthly revenues under this commitment have declined, and unless related revenues increase the Company will be unable to continue to meet this commitment. Therefore, an additional loss accrual may be recorded in fiscal 1997.

    The Company's ability to continue as a going concern is dependent upon several factors, including meeting its future carrier commitments, and ultimately achieving and maintaining profitable operations. The Company is also aggressively working to increase revenues, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                     F-9
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  ACQUISITIONS
    ------------

    In August 1996, the Company entered into a letter of intent to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington, whereby the Company would issue to Arcada a $1,500,000 promissory note and 12,500,000 shares of the Company's common stock. As a result, Arcada would acquire control of both management and the board of directors of the Company. The completion of the merger is subject to completion of a merger agreement and approval by the board of directors and shareholders of both companies.

    In November 1995, the Company acquired the outstanding common stock of GetNet through the issuance of 400,000 shares of its common stock, which was valued at $800,000. This acquisition was accounted for under purchase method of accounting. The excess of the purchase price over the net liabilities acquired of approximately $835,000 will be amortized over a period not to exceed five years. All other assets and liabilities were recorded at book values, which approximated fair value. Unaudited pro-forma financial information is provided below:


                                           FISCAL YEAR   FISCAL YEAR
                                              1995          1996
                                           -----------   -----------

        Net Revenues                       $ 2,067,000  $ 2,388,000
                                           ===========  ===========

        Net Loss                           $  (724,000) $(2,823,000)
                                           ===========  ===========

        Net Loss per Share                 $      (.24) $     (1.88)
                                           ===========  ===========


    The above pro-forma financial information assumes the acquisition occurred at the beginning of the period presented. This information is not necessarily indicative of the financial results which would have resulted if the acquisition had occurred at such earlier date nor of future financial operating results.

    In August 1995, the Company entered into an acquisition agreement with National Telcom Management, Inc. (NTM) to purchase NTM's long distance customer base (Telcom). In January 1996, the Company terminated the contract with NTM and forfeited a $90,000 deposit previously paid. Accordingly, this amount and other costs associated with the acquisition of approximately $25,000 has been shown as an expense in the accompanying financial statements.

                                     F-10
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  NOTES PAYABLE TO STOCKHOLDERS:
    -----------------------------

    Notes payable to stockholders consist of the following:


         Notes payable to stockholder with a stated interest
         rate of 30% per annum, unsecured which was repaid
         subsequent to year-end through the issuance of
         70,000 shares of common stock.  As a result, the
         Company will record interest and finance charges
         totaling $250,000, based upon the value of the shares
         issued, of which $125,000 is included in accrued
         liabilities based on the period the note was
         outstanding.  The balance will be expensed in fiscal
         1997.
                                                                      $210,000

         Notes payable to stockholders with interest at 10% and
         12%, principal and interest was paid after year end.
                                                                       183,000
                                                                      --------
         Total                                                        $393,000
                                                                      ========


    Interest expense to stockholders for the ten months ended May 31, 1995 and for the year ended May 31, 1996 totaled $12,000 and $172,000, respectively. Accrued interest of $127,000 was included in accrued liabilities at May 31, 1996.

5.  COMMITMENTS:
    -----------

    OPERATING LEASES - The Company leases its office facilities and certain equipment under non-cancelable operating leases. Rent expense for the ten months ended May 31, 1995 and for the year ended May 31, 1996 was $26,000 and $63,000, respectively. At May 31, 1996, future lease obligations under leases with lease terms in excess of one year are as follows:


      For the Year Ended May 31,
      --------------------------
                 1997                                  $ 118,000
                 1998                                    121,000
                 1999                                     78,000
                 2000                                     37,000
                 2001                                     37,000
              Thereafter                                   3,000
                                                       ---------
                                                       $ 394,000
                                                       =========
                                     F-11
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    CAPITAL LEASES - The Company leases certain equipment which have been recorded as capital leases. Obligations under these capital leases have been recorded at the present value of future minimum lease payments, discounted at rates ranging from approximately 20% to 23%. The capitalized cost of $231,000 less accumulated amortization of $31,000, are included in property and equipment at May 31, 1996. The following is a schedule of future minimum lease payments under capital leases at May 31, 1996:


      For the Year Ended May 31,
      --------------------------
                 1997                                 $  95,000
                 1998                                    80,000
                 1999                                    44,000
                 2000                                    30,000
                 2001                                    15,000
                                                      ---------

      Future minimum lease payment                      264,000

      Less amount representing interest                 (69,000)
                                                      ---------

      Present value of net minimum lease payments       195,000

      Less current portion                              (61,000)
                                                      ---------

                                                      $ 134,000
                                                      =========

    TELECOMMUNICATIONS CIRCUIT LEASES - The Company leases certain telecommunication circuits, primarily in connection with its Internet backbone, under non-cancelable operating leases. Lease expense for both the ten months ended May 31, 1995 and for the year ended May 31, 1996 was nominal as most of these leases were entered into subsequent to May 31, 1996. As of August 9, 1996, future minimum lease obligations under leases with lease terms in excess of one year are as follows:


      For the Year Ended May 31,
      --------------------------
                 1997                                 $  647,000
                 1998                                  1,129,000
                 1999                                  1,129,000
                 2000                                    549,000
                 2001                                     43,000
              Thereafter                                 205,000
                                                      ----------

                                                      $3,702,000
                                                      ==========

    Included in the above amounts is a three-year commitment beginning in January 1997 with WilTel, whereby the Company is required to lease a minimum of $70,000 per month of telecommunication circuits. Under this agreement, all costs incurred are not only applied dollar-for-dollar against this commitment, but are also concurrently credited 1-1/2 times actual usage against the Company's long distance service commitment described below.



                                     F-12
_______________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company, however, is obligated to pay for actual monthly usage of telecommunication circuits, which for August 1996 approximated $70,000 (unaudited), irrespective of the related usage by the Company's Internet customers which was nominal for August 1996.

    SERVICE COMMITMENTS - The Company signed the following commitments:

         * A commitment which commenced in November 1994 (as revised) with AT&T to sell $1,200,000 of "800" service annually, which will be terminated with the payment to AT&T of $586,000 with no minimum commitments thereafter.

         * Five-year commitment beginning August 1994 with AT&T Software Defined Network (SDN) to sell $1.8 million annually.

         * Two-year commitment beginning October 1995 with WilTel to be a reseller of its long distance services. Minimum commitments of $50,000 per month to commence in August 1996.

         * Three-year commitment beginning September 1995 with Paging Network of Arizona, Inc. to be a reseller of paging services. The Company is required to resell a minimum number of paging service agreements by various dates or otherwise risk termination of its agreement. The Company does not consider this commitment to be significant to future operations.

    The Company was not meeting its "800" service agreement commitment with AT&T, and consequently, in April 1996, the Company entered into a revised agreement with AT&T, which provided for the repayment in June 1996 of $186,000 paid by AT&T on the signing of the initial agreement and $400,000 over twelve months beginning in June 1996. If the Company does not make the payments as required, the Company will be obligated to pay $1,027,000, less amounts previously paid. During the year ended May 31, 1996, the Company has recorded $400,000 of expense in connection with settlement of this commitment. As of August 9, 1996, the Company is current in its payments to AT&T.

    The Company also has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, which as of May 31, 1996, it was satisfactorily meeting. However, subsequent to year-end, monthly revenues have declined and unless related revenues increase the Company will be unable to continue to meet the minimum amount of this commitment (which is 80% of the total commitment). Therefore, an additional loss accrual may be recorded in fiscal 1997, however, an estimate of such loss, if any, cannot be made at this time. The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract.

    The Company has a commitment with WilTel which commenced in August 1996 to sell $50,000 per month of long distance services. This substantially exceeds the Company's current level of service. The Company will effectively meet this commitment as a result of its telecommunication circuit leases.

    The Company has an agreement with ICG Access Services, which was revised in March 1996. Under the old agreement, the Company was required to utilize ICG services or pay ICG the difference between the amount utilized and the minimum monthly commitment. During the periods ended May 31, 1996 and May 31, 1995, the Company has recorded

                                     F-13
__________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    $462,000 and $32,000, respectively, of expense under this initial agreement. In March 1996, the Company renegotiated its agreement with ICG whereby it agreed to pay its then current obligation of approximately $430,000 with $250,000 from proceeds of public offering and the issuance of 45,000 shares valued at $180,000. At May 31, 1996, the Company has an accrued liability to ICG of approximately $180,000 which represents the 45,000 shares which were issued subsequent to year-end. There has been relatively insignificant revenue associated with this expense as the Company has only began marketing services under the ICG agreement on a very limited basis.

    EMPLOYMENT AGREEMENTS - During the year ended May 31, 1996, the Company entered into employment agreements with various individuals. As of May 31, 1996, the base salary under these agreements aggregate approximately $480,000 in fiscal 1997 and $225,000 in fiscal 1998.
    The Company may terminate the agreements for cause. If terminated for any other reason, the Company will pay six months salary and benefit allowance if termination occurs in the first year of the agreement and nine months salary and benefit allowance if after the first year. In connection with the employment agreements, certain options were granted as discussed in Note 6. In April 1996, two of the Company's officers resigned and terminated their employment agreements and the Company hired a new president/chief executive officer. Furthermore, in July 1996, two employees were terminated without cause, but agreed to terminate their employment agreements for a total of $36,000 in compensation which will be expensed in fiscal 1997. The above commitments have been revised to reflect these changes.

    In April 1996, the Company entered a consulting agreement with the former chief executive officer of the Company to assist the Company in mergers and acquisitions. Under this agreement, the Company will pay a base compensation of approximately $15,000 per month, which under an amended agreement in June 1996 has been extended through October 1997, plus additional compensation based on the level of success of future endeavors.


6.  CAPITAL STOCK:
    -------------

    PREFERRED STOCK - In June 1995, the Company completed a private placement of the Company's Series A Convertible Preferred Stock. The Company received $642,000, net of offering costs of $108,000, from issuing 150,000 shares of convertible preferred stock. The shares were redeemed from $750,000 proceeds received in the Company's public offering plus 187,500 shares of common stock. (The common stock was effectively issued at the time of the public offering; but the preferred stock liability was paid in June 1996.)

    The Company has authorized, but unissued 10,000,000 shares of preferred stock, which may be issued in such series and with such preferences as determined by the Company's Board of Directors.

    COMMON STOCK - In March 1995, the Company restructured its capital accounts, whereby it revised its articles to increase the authorized shares and changed its common stock to a "no par value." Furthermore, the Company declared an approximate 1 for 185 reverse stock split.
    For financial statement presentation purposes, shares outstanding and all common shares references have been restated to reflect this split, as if it occurred at the beginning of the period presented.

    During the ten months ended May 31, 1995, a prior shareholder surrendered 1,393,000 shares of common stock when the Company repaid a then outstanding $23,000 debt. Another shareholder also surrendered

                                     F-14
_________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    258,000 shares of common stock for an agreement to repay an outstanding debt plus accrued interest totaling $41,000. The surrendered shares were canceled by the Company.

    During the ten months ended May 31, 1995 the founding shareholders transferred 62,300 of their shares of common stock to persons who in the past provided certain limited consulting assistance to the Company. For financial statement presentation purposes, the value of such services has been reflected as an expense in the financial statement with an offset to capital, as if such shares had been issued directly by the Company.

    The Company also issued 60,000 and 100,000 shares of common stock for services in February and May 1995 to an officer/director. For financial statement presentation purposes, such shares have been recorded based on the estimated value of the services rendered (aggregating $40,000), which approximated the value of the common stock at the time of issuance, as determined by the Company's Board of Directors.

    In April 1995, the Company sold 11,000 shares of common stock to an unrelated party based on a prior agreement to issue common stock at a price 50% of an initial public offering price.

    In November 1995, the Company completed a private placement of its common stock whereby it sold 350,000 shares of common stock for $700,000. The Company incurred costs associated with this offering of approximately $100,000.

    Pursuant to an understanding with the Company's Representative, in November 1995 and March 1996, the founding shareholders surrendered an aggregate of 763,200 shares of common stock back to the Company.

    In May 1996, the Company completed a public offering of its common stock and warrants whereby it sold 1,725,000 shares of common stock at $4 per share and 1,725,000 warrants at $.125 per warrant. Net proceeds, after offering costs, was approximately $5,830,000. Each warrant enables the holder to purchase one share of common stock at the public offering price of $4 per share through May 1997. The Company may redeem the warrants at $.25 per warrant, under certain circumstances. The Representative to the offering also received a warrant for the purchase of 150,000 shares of common stock and 150,000 warrants exercisable at $4.80 per share for four years commencing May 1997. At the closing of the public offering, the Company engaged the Representative as a financial advisor to the Company for a fee of $108,000 which is reflected as an other asset and will be amortized over three years.

    Also, see Note 3 for the common stock issued in connection with the GetNet acquisition.

    COMMON STOCK OPTIONS AND DIRECTOR WARRANTS - In April 1995, the Company issued common stock options to certain persons who had previously loaned funds to the Company. The options, which are currently exercisable, entitle these persons to purchase an aggregate 15,900 shares of common stock for $3.00 per share for five years. As of May 31, 1996, no options have been exercised.


                                     F-15
_________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In April 1996, the Company issued common stock options to an independent significant sales agent (see Note 8). These options, which are currently exercisable, entitle this sales agent to purchase an aggregate of 60,000 shares of common stock for $2.00 per share over five years. As of May 31, 1996, no options have been exercised.

    As part of the various employment agreements, stock options were granted to purchase a total of 540,000 shares. At May 31, 1996, no options are exercisable. Options for 270,000 shares become exercisable during fiscal 1997, with the remainder becoming exercisable in fiscal 1998, at prices ranging from $4 to $6 per share and generally expire one year after becoming exercisable. As discussed in Note 5, in July 1996, two employees with employment agreements were terminated. Under their termination agreements, the terms of their options, previously issued, were amended and have been reflected in the above figures.

    During fiscal 1996, the Company issued 600,000 warrants to new directors and 100,000 warrants to a member of the Company's compensation committee to purchase common stock. The warrants have an exercise price of $4.00 per share for a period of five years, with 125,000 warrants currently exercisable, 225,000 warrants vesting in six months, and the balance vesting in one year. One of the new directors became president of the Company in April 1996. As of May 31, 1996, no options have been exercised.


7.  INCOME TAXES:
    ------------

    As of May 31, 1996, the Company has a net operating loss (NOL) carryforward for tax reporting purposes of approximately $3,200,000, however, a substantial portion may be limited due to changes in ownership of the Company in fiscal 1995 and 1996, pursuant to Section 382 of the Internal Revenue Code, stemming primarily from the issuances of common stock in its public and private offerings and the acquisition of GetNet. This NOL expires in the years 2009 through 2011.

    Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

    Deferred tax assets resulting from these differences consist of the following:

         Net operating loss carryforward                $ 1,248,000
         Other                                               72,000
                                                        -----------
              Total                                       1,320,000


         Less valuation allowance                        (1,320,000)
                                                         ----------
              Net deferred tax asset                     $     -
                                                         ==========

    The valuation allowance for deferred tax assets increased from $195,000 at May 31, 1995 to $1,320,000 at May 31, 1996, due primarily to an increase in the Company NOL carryforwards.

                                     F-16
_________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  SIGNIFICANT SALES AGENT RELATIONSHIP:
    ------------------------------------

    The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of approximately 32% on sales it originates. At current sales levels, the Company does not realize a direct profit from the sales generated by the agent. Indirectly, however, the Company realizes more profit on its other monthly usage as a result of the increased discounts resulting from the increased usage received from the Company's provider. Also, if the Company successfully renegotiates its contract with its provider, the Company believes it will then directly realize additional profit on sales originated by the agent, if a greater discount can be obtained from the provider. Payment of the commissions to the agent is secured by the customer base generated by the sales agent. For the ten months ended May 31, 1995 and the year ended May 31, 1996, the sales originated by the agent have accounted for 42% and 36%, respectively, of company sales. During these periods, the Company has recorded a related expense to the agent of approximately $265,000 and $299,000, respectively, which includes $75,000 paid in fiscal 1996 to settle past misunderstandings between the parties.


9.  SUPPLEMENTAL CASH FLOW INFORMATION:
    ----------------------------------

    The supplemental cash flow information is as follows:

                                               FOR THE
                                             TEN MONTHS      FOR THE
                                                ENDED      YEAR ENDED
                                               MAY 31,       MAY 31,
                                                1995          1996
                                              --------      --------

       Equipment acquired through capital
        leases                                $  24,000    $ 265,000
                                              =========    =========

       Issuance of preferred stock for
        receivables                           $ 113,000    $    -
                                              =========    =========

       Issuance of common stock for GetNet
        acquisition                           $    -       $ 800,000
                                              =========    =========











                                     F-17
__________________________________________________________________________

                   TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SEGMENT INFORMATION:
    -------------------

    The Company's principal operations are in the long distance resell and Internet access industries. The following is selected information for fiscal 1996 about the Company's industry segments. Since GetNet was acquired in November 1995, segment information is not included for the ten months ended May 31, 1995.

                                Long
                              Distance       Internet
    Year Ended May 31, 1996    Resell         Access      Consolidated
    -----------------------  -----------    -----------    -----------

    Revenue                $ 1,951,000      $  287,000      $ 2,238,000
    Loss from operations    (2,092,000)       (420,000)      (2,512,000)
    Depreciation and
     amortization               11,000         119,000          130,000
    Capital expenditures       106,000         260,000          366,000
    Identifiable assets      5,832,000       1,096,000        6,928,000


11. SUBSEQUENT EVENTS (UNAUDITED):
    -----------------------------

    Subsequent to year-end, an unknown party fraudulently charged over $1,000,000 in long distance charges on the Company's account. The Company is currently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company believes it has recourse in the matter, and will not be held responsible for these charges, but the outcome of this matter cannot be predicted at this time.

                                     F-18
_________________________________________________________________________

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 31, 1996           TOUCH TONE AMERICA, INC.



                                  By /s/ Michael J. Canney
                                    -----------------------------
                                    Michael J. Canney, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                   Date



 /s/ Michael J. Canney     President, Principal        October 31, 1996
------------------------   Executive Officer
Michael J. Canney



 /s/ David J. Smith        Principal Financial         October 31, 1996
------------------------   and Accounting Officer
David J. Smith



 /s/ Mathew J. Barletta    Director                    October 31, 1996
------------------------
Mathew J. Barletta



-----------------------    Director                    October ___, 1996
Stephen P. Shearin



 /s/ Norman B. Walko       Director                    October 31, 1996
------------------------
Norman B. Walko


 /s/ Benjamin W. Bronston  Director                    October 31, 1996
------------------------
Benjamin W. Bronston