Form 10QSB
period 1996-11-30
TOUCH TONE AMERICA INC
filed 1997-01-14
CIK 945364

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                              FORM 10-Q SB




[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1996
                                    -----------------

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A  to N/A
                                    ----    ----

                       Commission File No. 0-24058

                        TOUCH TONE AMERICA, INC.
  ---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               California                                  33-0424087
     ------------------------------              ------------------------
     State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization                 Identification Number)

     4110 N. Scottsdale Road, Suite 170, Scottsdale, Arizona  85251
    ----------------------------------------------------------------
     (Address of Principal Executive Offices)          (Zip Code)


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

     Page 1 of  14 pages.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                          INDEX TO FORM 10-QSB
                            NOVEMBER 30, 1996


                                                                 PAGE NO.
                                                                 --------
PART I
------

CONSOLIDATED FINANCIAL STATEMENTS

     a.   Balance Sheets as of May 31, 1996 and
          November 30, 1996 (Unaudited)                                 F-2

     b.   Statements of Operations for the Three and
          Six Months Ended November 30, 1995 and 1996 (Unaudited)       F-3

     c.   Statements of Cash Flows for the Six Months
          Ended November 30, 1995 and 1996 (Unaudited)                  F-4

     d.   Notes to the Consolidated Financial Statements                F-5

MANAGEMENT'S DISCUSSION AND ANALYSIS                                   F-11

PART II
-------

     a.   OTHER INFORMATION
     b.   SIGNATURES

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS


                                                     May 31       November 30,
                                                     1996            1996
                                                    --------       --------
                                                                 (Unaudited)
                                 ASSETS
                                 ------

CURRENT ASSETS:
 Cash                                              $5,278,000     $1,630,000
 Trade receivables, net allowance
    for doubtful accounts of $124,000
    and $182,000, respectively                        264,000        243,000
 Prepaid expense                                          -           36,000
                                                   ----------     ----------
     Total current assets                           5,542,000      1,909,000

EQUIPMENT, net of accumulated depreciation
 of $62,000 and $159,000, respectively                429,000      1,065,000

OTHER:
 Intangibles, net of accumulated
    amortization of $97,000 and $181,000,
    respectively                                      738,000        654,000
 Refundable deposits                                   76,000         80,000
 Other                                                143,000        129,000
                                                   ----------     ----------

TOTAL ASSETS                                       $6,928,000     $3,837,000
                                                   ==========     ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                  $  477,000     $  500,000
 Accrued liabilities                                1,170,000        679,000
 Deferred revenues                                     76,000        103,000
 Notes payable to stockholders                        393,000            -
 Current portion of capital lease
    obligations                                        61,000         64,000
                                                   ----------     ----------
     Total current liabilities                      2,177,000      1,346,000

DEFERRED REVENUE                                       25,000         25,000

CAPITAL LEASE OBLIGATIONS, net of
 current portion                                      134,000         99,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

REDEEMABLE PREFERRED STOCK LIABILITY                   750,000           -

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 10,000,000
    shares authorized; none outstanding                   -              -
 Common stock, no par value, 100,000,000
    shares authorized, and 3,204,300 and
    3,320,800 shares issued and
    outstanding, respectively                       7,195,000      7,945,000
 Accumulated deficit                               (3,353,000)    (5,578,000)
                                                   ----------     ----------
     Total stockholders' equity                     3,842,000      2,367,000
                                                   ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $6,928,000     $3,837,000
                                                   ==========     ==========











   See accompanying notes to these consolidated financial statements.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                   FOR THE THREE            FOR THE SIX
                                   MONTHS ENDED             MONTHS ENDED
                                   NOVEMBER 30,             NOVEMBER 30,
                              ----------------------   ----------------------
                                 1995        1996        1995          1996
                               ---------   --------    ---------     --------
NET REVENUES:
 Long distance resell         $  512,000  $  273,000   $1,200,000   $  613,000
 Internet access                  28,000     174,000       28,000      350,000
                              ----------  ----------   ----------   ----------
                                 540,000     447,000    1,228,000      963,000

COST OF SALES
 Long distance resell           (346,000)   (222,000)    (782,000)    (451,000)
 Internet access                 (17,000)   (115,000)     (17,000)    (190,000)
                              ----------  ----------   ----------   ----------
                                (363,000)   (337,000)    (799,000)    (641,000)
                              ----------  ----------   ----------   ----------

GROSS MARGIN                     177,000     110,000      429,000      322,000

OPERATING EXPENSES:
 Selling                         124,000      94,000      294,000      152,000
 General and administrative      401,000     684,000      697,000    1,406,000
 Amortization and depreciation    20,000      93,000       22,000      183,000
 Severance agreements                -        55,000          -        285,000
 Excess circuit commitments      168,000     365,000      301,000      431,000
                              ----------  ----------   ----------   ----------
                                 713,000   1,291,000    1,314,000    2,457,000
                              ----------  ----------   ----------   ----------

LOSS FROM OPERATIONS            (536,000) (1,181,000)    (885,000)  (2,135,000)

OTHER INCOME (EXPENSE):
 Interest income (expense), net  (12,000)     16,000      (16,000)     (90,000)
 Absorbed offering and
  acquisition costs             (115,000)        -       (115,000)         -
                              ----------  ----------   ----------   ----------
                                (127,000)     16,000     (131,000)     (90,000)
                              ----------  ----------   ----------   ----------

NET LOSS                      $ (663,000)$(1,165,000) $(1,016,000) $(2,225,000)
                              ==========  ==========   ==========   ==========

LOSS PER SHARE                $     (.44) $     (.35)  $     (.67)  $    (.68)
                              ==========  ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  AND EQUIVALENTS              1,508,000   3,321,000    1,508,000    3,263,000
                              ==========  ==========   ==========   ==========




   See accompanying notes to these consolidated financial statements.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         FOR THE SIX
                                                         MONTHS ENDED
                                                         NOVEMBER 30,
                                                    -----------------------
                                                      1995           1996
                                                    --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                         $(1,016,000)   $(2,225,000)
 Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization                      22,000        183,000
    Common stock for exchange of debt
     at below market                                      -          127,000
    Options issued at below market                        -          173,000
    Bad debt expense                                   25,000        151,000
    Absorbed acquisition costs                        118,000            -
    Change in assets and liabilities:
       Decrease (increase) in:
           Trade receivables                          171,000       (130,000)
           Other assets                               (56,000)       (28,000)
       Increase (decrease) in:
           Accounts payable                          (161,000)        23,000
           Accrued liabilities                        218,000       (184,000)
           Deferred revenue and other                  (9,000)        27,000
                                                   ----------     ----------
    Net cash used in operating activities            (688,000)    (1,883,000)

CASH FLOWS FROM INVESTING ACTIVITY:
 Purchase of equipment                                (80,000)      (733,000)
 Acquisition costs incurred                           (25,000)           -
                                                   ----------     ----------
    Net cash used in investing activities            (105,000)      (733,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of capital lease obligations                 (13,000)       (32,000)
 Payment of notes payable to stockholders                 -         (183,000)
 Repayment of preferred stock                             -         (750,000)
 Proceeds from issuance of redeemable
  preferred stock                                     113,000            -
 Proceeds from issuance of common stock               700,000            -
 Offering costs incurred                             (162,000)       (67,000)
                                                   ----------     ----------
    Net cash provided by (used in)
     financing activities                             638,000     (1,032,000)
                                                   ----------     ----------

NET DECREASE IN CASH                                 (155,000)    (3,648,000)

CASH, beginning of period                             512,000      5,278,000
                                                   ----------     ----------

CASH, end of period                                $  357,000     $1,630,000
                                                   ==========     ==========



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


3.  UNAUDITED INFORMATION:
    ---------------------

    The Company's balance sheet as of November 30, 1996, and the statement of operations for the three and six months ended November 30, 1995 and 1996 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates as to the amortization period used for its intangibles. Due to the uncertainties inherent in the life of intangibles, and increased competition and technology changes in the telecommunications industry, it is reasonably possible that the estimated life of intangibles and the ultimate liability the Company could have to AT&T under its SDN commitment and fraudulent usage (see
    Note 7) could materially change in the forthcoming year.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  ADOPTION OF NEW ACCOUNTING POLICIES:
    -----------------------------------

    IMPAIRMENT OF LONG-LIVED ASSETS - Effective June 1, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited November 30, 1996 financial statements. GetNet is still in the developmental stages and has not yet experienced significant revenues from its "Internet Backbone" operations, however, if future revenues do not support the cost capitalized associated with this system, the Company could be required to impair such costs, including related intangible costs, under this accounting standard.

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

    The Company has a continuing service commitment with AT&T of $1,800,000 annually, which as of May 31, 1996, the Company had satisfactorily met. However, as discussed in Note 7, monthly revenues under this commitment have declined, and it is likely revenues will continue to decline, and the Company will not be able to continue to meet this commitment. As of November 30, 1996, no loss accrual has been recorded on management's belief that the contract will be renegotiated on favorable terms with AT&T. If such renegotiations are unsuccessful, the parties will most likely litigate the contract. Furthermore, AT&T has claimed the Company owes approximately
    $1,000,000 for the fraudulent use of the Company's long-distance service by an unknown party. The Company also has other significant telecommunications commitments for its Internet backbone and the Company has experienced only nominal revenues from its backbone. If the Company is unsuccessful in renegotiating its contract with AT&T, does not favorably resolve the fraudulent usage matter, and/or if revenues on its Internet

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    backbone fail to materialize, substantial losses, the amount of which cannot currently be estimated, could be recorded.

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


6.  ACQUISITIONS:
    -------------

    In November 1996, the Company signed an agreement to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington, whereby the Company would issue to Arcada's shareholders promissory notes totaling $1,500,000 and 12,500,000 shares of the Company's common stock. As a result, Arcada would acquire control of both management and the board of directors of the Company. The completion of the merger is subject to and approval by the shareholders of both companies and the resolution of various contingencies generally to the satisfaction of Arcada. If this merger is successfully completed, for financial reporting purposes, it would be considered a purchase transaction of Touch Tone by Arcada. Therefore, future financial statements would include Arcada operations for all prior periods and Touch Tone only from the date of the merger.

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


                                                 THREE MONTHS    SIX MONTHS
                                                     ENDED          ENDED
                                                  NOVEMBER 30,   NOVEMBER 30,
                                                      1995           1995
                                                    --------       --------

Net Revenues                                       $  640,000    $ 1,328,000
                                                   ==========     ==========

Net Loss                                           $  712,000    $(1,107,000)
                                                   ==========     ==========

Net Loss per Share                                 $     (.76)   $     (1.18)
                                                   ==========     ==========

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The above pro-forma financial information assumes the GetNet acquisition occurred at the beginning of the period presented. This information is not necessarily indicative of the financial results which would have resulted if the acquisition had occurred at such earlier date nor of future financial operating results.

    In October 1996, the Company entered into an agreement to acquire certain long-distance customers through the issuance of its common stock. After three months, the number of shares issued will be based upon a multiple of future revenues generated by the customer base acquired and the then average price of the Company's common stock. It is estimated that the total common shares to be issued will range between 35,000 and 40,000 shares. This acquisition is not expected to have a material effect on the Company's net loss.


7.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

    The Company has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, under its SDN contract which as of May 31, 1996, it had satisfactorily met. However, monthly revenues have declined substantially due to increased competition and more competitive rates being offered by other service providers. The Company's current contract with AT&T provides for the purchase by the Company of telecommunications services generally at a greater wholesale rate per minute than currently being offered by AT&T to its retail customers. Therefore, it is expected that revenues will continue to decrease under the Company's SDN contract.

    The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. If it is not renegotiated, it is expected the parties will litigate this contract, the outcome of which cannot be predicted. Should the Company be unsuccessful in these efforts, the loss incurred by the Company, the amount of which cannot be estimated, would be substantial, whereby it would jeopardize the Company's ability to continue operations.

    The Company is obligated to pay for actual monthly usage at Internet backbone circuits, irrespective at the related usage by the Company's Internet customers, which for November 1996 approximated $80,000. This usage consisted of circuit orders of $45,000 from WilTel, and term commitments of $35,000 from other providers. Effective January 1997, the Company has entered into a 3 year commitment to purchase a minimum of $70,000 per month of Internet circuits from WilTel. When combined with the existing $35,000 of circuit commitments from other providers, the total backbone circuit commitment equals $105,000 per month beginning in January 1997. Revenues related to the Internet backbone have continued to be nominal through November 1996. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

    The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. The Company is currently meeting this obligation through its actual long distance billings. This commitment can also be satisfied through leases of telecommunication circuits from WilTel for the Internet backbone.

    Commencing in June 1996, an unknown party fraudulently charged over $1,000,000 in long distance charges on the Company's account. The Company is currently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. AT&T has made a formal claim to the Company indicating it owes for this fraudulent usage, is currently withholding funds otherwise payable to the Company for its long-distance service, and has indicated it will discontinue providing service to Touch Tone unless the payment is received. The Company believes it has recourse in the matter, and will not

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    be held responsible for these charges, and AT&T continues to provide service, but the outcome of this matter cannot be predicted at this time.

    The Company has also filed legal action against its former president in August 1996. The former president has filed a response to the Company's claim and, in addition, the former president has made various allegations that he intends to pursue legal action for unspecified damages against the Company, however, none have been formally filed. If such action occurs, the Company intends to defend itself vigorously and believes no adverse material consequences would result. The president has filed an answer and the Company continues to prosecute this matter. The ultimate resolution of this matter cannot presently be determined.

    In September 1996, two officers at GetNet (including a current director of the Company) were terminated. These terminations are being disputed by the former officers and action has been formally filed against the Company. The resolution of this matter has not been resolved, but management believes the ultimate outcome will not have a material impact on the Company's financial position.


8.  CAPITAL TRANSACTIONS:
    --------------------

    In June 1996, the Company repaid its preferred shareholders $750,000. Also subsequent to year-end $67,000 in additional printing costs associated with the offering were recorded.

    In August 1996, the Company issued 70,000 shares of common stock for the exchange of a note payable of $210,000. In connection with this exchange, the Company recorded approximately $254,000 of expense (of which $127,000 was recorded as an expense in the period ended November 30, 1996 and the balance in the prior year) based on the quoted market price at the time the parties agreed to the exchange. The Company has agreed to register these shares for sale under The Securities Act.

    Also in August 1996, the Company issued 45,000 shares to a telecommunications company in settlement of a past debt. Accrued expenses at May 31, 1996 include $180,000 related to this debt. The Company has agreed to register these shares for sale under The Securities Act.

    In September 1996, the Company issued 1,500 shares of common stock in settlement of a past agreement to issue shares of common stock based on 50% of the initial public offering price.

    In July 1996, the Company terminated two employees. In connection with their termination, they were granted options to purchase in the aggregate 45,000 shares of common stock at $4.00 and 40,000 shares at $5.00. In connection with this severance agreement, the Company has recorded approximately $172,000 of expense based on the difference between the option exercise price and the price of the Company's common stock on the date of the agreement. The Company had agreed to register, within ninety days, the shares underlying the options, and failed to do so. One employee has filed suit against the Company in connection with the failure of the Company to register such options. The employee is seeking damages at approximately $44,000.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  SIGNIFICANT SALES AGENT RELATIONSHIP:
    ------------------------------------

    The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of approximately 32% on AT&T long distance sales it originates. At this sales levels, the Company does not realize a gross margin from the sales generated by the agent.
    If the Company successfully renegotiates its contract with its provider, the Company believes it will then realize profit on sales originated by the agent, if a greater discount can be obtained from the provider. Payment of the commissions to the agent is secured by the customer base generated by the sales agent. For the six months ended November 30, 1995 and 1996, the sales originated by the agent have accounted for 35% and 41%, respectively, of company AT&T long distance sales. During these periods, the Company has recorded a related expense to the agent of approximately $217,000 and $72,000, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            NOVEMBER 30, 1996


THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR TOUCH TONE SHOULD BE READ IN CONJUNCTION WITH THE TOUCH TONE FINANCIAL STATEMENTS AND NOTES HERETO ATTACHED HERETO.

Forward-Looking Statements May Not Prove Accurate.  When used in this
Form 10-QSB, the words "anticipate," "estimate," "exptect," "project" and similar expressions are intended to identify forward-looking statements.
Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the merger with Arcada will not be consummated, the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to successfully renegotiate certain of its commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RECENT DEVELOPMENTS; SIGNIFICANT DECREASE IN LONG DISTANCE REVENUES; NEED
-------------------------------------------------------------------------
FOR ADDITIONAL FINANCING
------------------------

Through January 1, 1997, the Company's long distance revenues have continued to decline. The Company's management believes the AT&T SDN contract discussed herein is non-competitive with AT&T's own customers and other long distance carriers. Specifically, the Company pays approximately $.17 per minute wherein its competitors, including AT&T, sell long distance at rates of $.15 and below. As a result, the Company has experienced greater than normal customer attrition and the loss of several of its independent agents. In addition, in August 1996, AT&T made a claim against the Company for long distance charges of over $1,000,000 fraudulently charged by an unknown third party to the Company's account. As a consequence, AT&T is holding all payments made by long distance customers on the Company's account and is applying these funds to the $1,000,000 claim. Consequently, the Company has been unable to pay its independent agents, resulting in their switching their customer bases to other long distance resellers.

Accounts receivable and related allowances for bad debt have also increased substantially due to the Company's inability to receive accurate billing records from AT&T and the Company's lack of clerical personnel to assist in their collection and the failure of one of the Company's agents to remit certain long distance payments it has collected.

The Company is trying to renegotiate with AT&T both of these situations, however, negotiations to date have been limited to discussions between the parties and their respective legal counsel. If the Company is unsuccessful in its negotiations with AT&T, in all probability the parties will litigate this matter.

The Company is obligated to pay for actual monthly usage of Internet backbone circuits, irrespective of the related usage by the Company's Internet customers, which for November 1996 approximated $80,000. This usage consisted of circuit orders of $45,000 from WilTel, and term commitments of $35,000 from other providers. Effective January 1997, the Company has entered into a 3 year commitment to purchase a minimum of $70,000 per month of Internet circuits from WilTel. When combined with the existing $35,000 of circuit commitments from other providers, the total backbone circuit commitment equals $105,000 per month beginning in January 1997. Revenues related to the Internet backbone have continued to be nominal through November 1996. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. The Company is currently meeting this obligation through its actual long distance billings. This commitment can also be satisfied through leases of telecommunication circuits from WilTel for the Internet backbone.

Further, the Company's working capital resources have declined significantly since its initial public offering in May, 1996.

On November 13, 1996, the Company entered into a Merger Agreement providing for the Merger of Arcada with and into a wholly-owned subsidiary of Touch Tone in exchange for 12.5 million shares of the Company Common Stock and $1.5 million in Promissory Notes. As a result of the Merger, Arcada would acquire control of both management and the Company Board. The completion of the Merger is subject to the satisfaction of certain closing conditions set forth in the Merger Agreement and the approval of the shareholders of the Company and Arcada.

If the Merger is completed, Arcada will be considered the acquiring entity, even though the Company is legally the surviving company. Therefore, future financial statements of the Company will reflect the operations of Arcada for prior years and the Company operations only from the date of the Merger.

In October 1996, the Company entered into an agreement to acquire certain long-distance customers through the issuance of its common stock. After three months, the number of shares issued will be based upon a multiple of future revenues generated by the customer base acquired and the then average price of the Company's common stock. It is estimated that the total common shares to be issued will range between 35,000 and 40,000 shares. This acquisition is not expected to have a material effect on the Company's net loss.

GENERAL
-------

In May 1996, the Company completed its initial public offering of securities from which it received net proceeds of approximately $5,763,000 from the sale of 1,725,000 shares of Common Stock and 1,725,000 Common Stock Purchase Warrants. As of November 30, 1996, working capital was approximately $563,000. The Company intends to use its remaining funds for future
Internet development and to fund current losses. These remaining funds are not sufficient to fund the Company's future development and the continued payment of existing carrier commitments and general and administrative expenses.

The Company's financial statements have been prepared on the basis that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including meeting the terms of its commitments and achieving and maintaining profitable operations. The Company's financial statements were audited by its independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred losses from operations and has entered into significant sales volume commitments that raise substantial doubt about its ability to continue as a going concern.

To increase revenues to a sufficient level to meet its carrier commitments, general and overhead expenses and future expansion, the Company has been actively seeking acquisition candidates with existing customer and revenue bases. The Company will attempt to issue shares of its authorized, but unissued, Common Stock to acquire customer bases and/or assets of acquisition candidates and retain its existing cash for further development of its Internet backbone and to fund current losses. There can be no assurance that the Company will be successful in this regard.

The Company's net revenues were approximately $963,000 for the six months ended November 30, 1996 and $1,228,000 for the six months ended November 30, 1995.

CHANGE IN GETNET'S MANAGEMENT
-----------------------------

In September 1996, the Company terminated two (2) Officers of GetNet, who were also two (2) of the three (3) original founding shareholders of GetNet. The Company is unable at this time to predict the ultimate effect of these terminations. As of the date of this report, one of these individuals remains a Director of the Company.

RESULTS OF OPERATIONS - FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1995

Long distance resell revenue for the three and six months ended
November 30, 1996 was $273,000 and $613,000 compared to revenues of $512,000 and $1,200,000 during the three and six months ended November 30, 1995. The Company currently has an "SDN" contract which extends through July 1999 with AT&T. Due to competition within the telecommunications industry, the price the Company is required to pay AT&T has become less competitive than the current market price for comparative service. Currently, AT&T is offering retail long distance services to its retail customers at approximately $.02 per minute less than the Company's wholesale cost for the same service. The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level, and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. The Company intends to find another long distance reseller with a substantial telecommunications customer base and negotiate a favorable transfer of the Company's SDN long distance base and obligations to that SDN reseller. At this time, no loss accrual has been recorded in the financial statements based on management's belief that the contract will be renegotiated on favorable terms with AT&T. It such renegotiations are unsuccessful, substantial losses could be recorded, which would impair the Company's ability to continue operations.

The Company expects to experience most of its future growth through acquisitions of long distance customer bases with regional switch-based carriers as well as through the growth of its Internet services, especially its backbone facilities and services which are in service as of November 1996.

Cost of sales for long distance service for the three and six months ended November 30, 1996 was $222,000 and $451,000, resulting in a gross margin of approximately $51,000 and $162,000 or 19% and 26% of net revenue. The gross margin for the three and six months ended November 30, 1995 was $166,00 and $418,000 or 32% and 35% of net revenue. The gross margin percentage has decreased due to lower volume. The AT&T contract is structured on a tiered discount with the more volume achieved, the greater the discount.

Financial statements ended November 30, 1996, reflect the inclusion of the operation of GetNet which was acquired effective November 1, 1995.
GetNet's sales were $174,000 and $350,000 for three and six months with cost of sales of $115,000 and $190,000. GetNet is still a development stage company and has not yet begun to develop its market. The majority of GetNet's revenues are from subscriber fees for Internet access. The Internet backbone was not operational until October, 1996. The Company, however, expects the ramp-up of revenue on the Internet backbone to take an extended period and this operation will most likely not be profitable in the near future.

Selling expenses were $94,000 and $152,000 or 21% and 16% of net revenues for the three and six months ended November 30, 1996 from $124,000 and $294,000 or 23% and 24% of net revenues for the prior comparable periods.
A significant sales agent, TMO Communications, Inc. (TMO), accounted for approximately 41% of AT&T long distance revenues for the six months ended November 30, 1996 and receives commissions of approximately 32%. At this level, the Company does not receive gross margin on sales originated by this agent. Management believes the selling expenses attributed to Company agent commissions will decrease as a percentage of net revenues if a new contract with AT&T is negotiated; however, selling expenses in general will increase because of marketing efforts and variety of services offered. GetNet's selling expenses were $18,000 for the period ended November 30, 1996, or 2% of its sales.

Under the Company's current contract with independent sales agents for reselling long distance services, commissions are paid as long as the Company receives revenues from the customer. The Company intends to revise this arrangement for new agents to provide for continuing commission payments only if certain sales levels are maintained, however, no such contracts have been entered into.

For marketing GetNet services, the Company has two full time sales agents on staff. These persons are paid a combination of salary and commissions.

General and administrative expenses increased to $684,000 and $1,406,000 or 153% and 146% of net revenue for the three and six months ended November 30, 1996 compared to $401,000 and $697,000 or 74% and 57% for the three and six months ended November 30, 1995. During the six months ended November 30, 1996, the Company paid increased salaries and benefits to its employees of approximately $595,000 compared to $447,000 in the prior comparable six-month period primarily as a result of additional employees, including GetNet employee related expenses of approximately $377,000. The remaining $561,000 increase in general and administrative costs between the two periods is mainly due to increased office and travel costs, increased internal costs associated with search for potential acquisition candidates, the inclusion of GetNet's other general and administrative expenses, which totaled $117,000, and bad debt expense, which increased by $126,000 in the six months ended November 30, 1996, as compared to the prior comparable period. Furthermore, during the six months ended November 30, 1996, the Company has incurred approximately $60,000 in costs associated with the Arcada merger which have been expensed. Since May 1996, the Company has reduced its number of personnel due to decreasing revenues. In connection with the termination of two employees, the Company granted options at below the then market price of its common stock. Therefore, an additional $172,000 of expense was recorded in the six months ended November 30, 1996 based on the difference of the exercise price and traded price of its common stock. Total general and administrative expense, relative to fiscal 1996 is, however, expected to increase due to compensation commitments to Officers of the Company and a contract entered into with a significant consultant (who previously was the Chairman of the Board and an Officer) of $15,000 per month (see "Commitments").

Amortization and depreciation expense increased by approximately $161,000 related primarily to amortization of goodwill recorded in connection with the GetNet acquisition in November 1995 for the six months ended November 30, 1996 compared to 1995.

The Company incurred $301,000 of excess circuit commitment expense under its agreement with ICG during the six months ended November 30, 1995 and none was incurred in the six-month period ended November 30, 1996, as the contract was terminated in April 1996. During the six months ended November 30, 1996, the Company incurred $431,000 in excess circuit commitments primarily related to Internet backbone. These amounts are recorded as period expenses under operating expenses, as the Company experienced insignificant revenues associated with either of these contracts.

Interest expense, net of interest income in the six-month period ended November 30, 1996, increased from $16,000 in 1995 to $90,000 in 1996 primarily as a result of 70,000 shares of common stock being issued in August 1996 to satisfy an outstanding debt of $210,000. The difference of approximately $254,000 between the then market price of common stock and the related debt was expensed in operations over the period the note was outstanding. For the six months ended November 30, 1996, $127,000 was expensed and the balance was previously expensed in fiscal 1996. During the six months ended November 30, 1996, the Company had interest income of approximately $57,000 from its cash investments received from proceeds of its public offering.

The Company had a net loss of $2,225,000 for the six months ended November 30, 1996. For the six months ended November 30, 1995, the Company had a net loss of $1,016,000. The increase in net loss between periods is directly attributed to the decreasing revenues, the cost of share and option issuances at less than market, the increase in selling, general and administrative costs in fiscal 1997, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company's cash position at November 30, 1996 was $1,630,000 and net working capital was $563,000. The Company's cash position reflects the receipt of the proceeds Company's public offering of its common stock completed in May 1996. Included in the Company's current liabilities is $200,000 for monthly payments of $33,000 due to AT&T in settlement of having failed to meet certain service commitments under prior agreements with AT&T.

Cash used in operations for the Company totaled $1,883,000 during the six months ended November 30, 1996 as compared to $688,000 for the six months ended November 30, 1995. This increase in cash outflows can be primarily attributed to a loss from operations, partially offset by the current period non-cash expenses resulting from an increase in the bad debt allowance and the non-cash cost of common share and option issuances related to the exchange of a note payable for common stock and severance agreements. The Company also paid certain payables from proceeds of the public offering resulting in a decrease in accounts payable and accrued expense.

Cash flows used in investing activities consisted primarily of additions to equipment of $733,000 in the six months ended November 30, 1996, primarily for constructing GetNet's Internet Backbone. The initial phase of constructing this backbone is substantially complete and the Company does not intend to incur substantial additional capital costs.

Cash flows used in financing activities were $1,032,000 during the six months ended November 30, 1996 as compared to $638,000 provided by financing activities for the six months ended November 30, 1995. During the six months ended November 30, 1996, cash outflows can be primarily attributed to payments made to preferred stock holders for the redemption of their preferred stock and repayments of notes payable to stockholders. During the six months ended November 30, 1995, cash inflows represent proceeds from issuance of redeemable preferred stock which were partially offset by stock offering costs incurred.

Under the Company's current arrangement with AT&T, customer billings and collections are performed by AT&T. Accounts receivable represents the amount the Company's customers owe for actual usage. However, the amount the Company will receive from AT&T will be offset by the payable due to AT&T for the cost of providing the service, which is reflected as an account payable in the financial statements. The net of the receivable and payable is the gross margin the Company receives. AT&T is currently responsible for maintaining the Company's account receivable accounts and withholds payment to the Company for customer accounts over 30 days past due. Such amounts withheld from the Company are offset by the gross margin otherwise payable to the Company.

CONTINGENCIES
-------------

Commencing in June through July 1996, an unknown party fraudulently charged over $1,000,000 in long distance charges on the Company's account. The Company has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company has retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. As of the date of this Report, AT&T has not formally responded to the Company's letter although discussions are ongoing between the parties. AT&T is also withholding payments to the Company on its long distance service until this matter is resolved. It is a condition to Arcada's obligation to consummate the Merger that the Company settle this dispute with AT&T prior to the Effective Time in a manner satisfactory to Arcada. The Company believes it has recourse against AT&T and will not be held responsible for these charges, but the outcome of this matter cannot be predicted at this time.

On October 10, 1996, two identical lawsuits were filed in Superior Court of the State of Arizona, Maricopa County by two former officers and employees of GetNet, including Stephen Shearin, a current director of the Company, for compensation due pursuant to employment agreements pending final resolution of their respective employment agreements. The plaintiffs have requested specific performance as it relates to past compensation, attorneys' fees and costs.
The Company will vigorously defend these suits and maintains the employment agreements were terminated for cause.

In July 1996, the Company terminated two employees. In connection with their termination, they were granted options to purchase in the aggregate 45,000 shares of common stock at $4.00 and 40,000 shares at $5.00. In connection with this severance agreement, the Company has recorded approximately $172,000 of expense based on the difference between the option exercise price and the price of the Company's common stock on the date of the agreement. The Company had agreed to register, within ninety days, the shares underlying the options, and failed to do so. One employee has filed suit against the Company in connection with the failure of the Company to register stock options. The employee is seeking damages of approximately $44,000.

                        TOUCH TONE AMERICA, INC.

                                 PART II


ITEM NO. 1    Legal Proceedings
              -----------------

              On August 30, 1996 a lawsuit was filed in the superior Court of the State of Arizona, Maricopa County by Touch Tone against Touch Tone's former President, Jonathan Miller and his wife, Janeece Miller. The complaint details various causes of action against Mr. Miller, in his capacity as a former Officer and Director of Touch Tone and seeks damages in the amount of $360,835 from the defendants. Mr. Miller filed an answer in September 1996 denying the allegations of the complaint. Touch Tone is, and will vigorously pursue this legal action. The case is in the discovery stage and no date has been set for trial.

              Mrs. Janeece Miller filed a request with the American Arbitration association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This claim was filed with the Arbitration Association on July 31, 1996 and Touch Tone has responded, consenting to the arbitration but contesting the allegations in the complaint, asserting that Ms. Miller voluntarily resigned her employment with Touch Tone and that the terms of the severance package do not apply in her situation. No hearing date has yet been set and Touch Tone will defend the claim.

              In July 1996, an unknown party fraudulently charged over $1,000,000 in long distance charges on Touch Tone's account. Touch Tone has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. Touch Tone has retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. As of the date of this Report, AT&T has not formally responded to Touch Tone's letter although discussions are ongoing between the parties. AT&T is also withholding payments to Touch Tone on its long distance service until this matter is resolved. It is a condition of the business combination with Arcada that Touch Tone settle this dispute with AT&T prior to the effective date of the business combination in a manner satisfactory to Arcada. Touch Tone believes it has recourse against AT&T and will not be held responsible for these charges, but the outcome of this matter cannot be predicted at this time.

              On October 10, 1996, two identical lawsuits were filed in Superior Court of the State of Arizona, Maricopa County by two former officers and employees of GetNet, including Stephen Shearin, a current director of Touch Tone, for compensation due pursuant to employment agreements pending final resolution of their respective employment agreements. The plaintiffs have requested specific performance as it relates to past compensation, attorneys' fees and costs.
              The Company will vigorously defend these suits and maintains the employment agreements were terminated for cause.

              Rebecca F. Kelley, a former employee, has filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case number CV96-22519 on December 13, 1996. She has alleged Breach of Contract and Breach of the Covenant of Good Faith And Fair Dealing and has requested damages in the amount of $43,735.00. The Company will file an answer to the complaint by or before January 18, 1997. The Company may not prevail on the merits of this case.

              A discussion of this litigation and other matters also under "Commitments and Contingencies" appears at Footnote 7 of the Financial Statements.


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


Date: January 13, 1996
    --------------------------