Form 10QSB
period 1997-02-28
TOUCH TONE AMERICA INC
filed 1997-04-21
CIK 945364

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                              FORM 10-Q SB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1997
                                    -----------------

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from N/A  to N/A
                                    ---     ---

                       Commission File No. 0-24058

                        TOUCH TONE AMERICA, INC.
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


              California                             33-0424087
    ------------------------------         -------------------------------
    State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization                     Number)

     4110 N. Scottsdale Road, Suite 170, Scottsdale, Arizona  85251
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

     At April 11, 1997, 3,368,245 shares of common stock, no par value were outstanding.

     Page 1 of 20 pages.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                          INDEX TO FORM 10-QSB
                            February 28, 1997


                                                                 PAGE NO.
                                                                 --------
PART I
------

CONSOLIDATED FINANCIAL STATEMENTS

     a.   Balance Sheets as of May 31, 1996 and
          February 28, 1997 (Unaudited)                             F-2

     b. Statements of Operations for the Three and Nine Months Ended February 28, 1996 and 1997 (Unaudited) F-3

     c.   Statements of Cash Flows for the Nine Months
          Ended February 28, 1996 and 1997 (Unaudited)              F-4

     d.   Notes to the Consolidated Financial Statements            F-5

MANAGEMENT'S DISCUSSION AND ANALYSIS                                F-11

PART II
-------

     a.   OTHER INFORMATION
     b.   SIGNATURES

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS


                                                   MAY 31,       FEBRUARY 28,
                                                    1996            1997
                                                 ----------      -----------
                                                                 (Unaudited)

                                 ASSETS
                                 ------

CURRENT ASSETS:
   Cash                                          $5,278,000      $  999,000
   Trade receivables, net allowance
      for doubtful accounts of $124,000
      and $236,000, respectively                    264,000         165,000
   Prepaid expense                                     -             15,000
                                                 ----------      ----------
         Total current assets                     5,542,000       1,179,000

EQUIPMENT, net of accumulated
   depreciation of $62,000 and
   $212,000, respectively                           429,000       1,019,000

OTHER:
   Intangibles, net of accumulated
      amortization of $97,000 and
      $222,000, respectively                        738,000         613,000
   Refundable deposits                               76,000          80,000
   Other                                            143,000         108,000
                                                 ----------      ----------

TOTAL ASSETS                                     $6,928,000      $2,999,000
                                                 ==========      ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  477,000      $  694,000
   Accrued liabilities                            1,170,000         894,000
   Deferred revenues                                 76,000          71,000
   Notes payable to stockholders                    393,000            -
   Current portion of capital
      lease obligations                              61,000          64,000
                                                 ----------      ----------
         Total current liabilities                2,177,000       1,723,000

DEFERRED REVENUE                                     25,000          25,000

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                  134,000          84,000

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 7)

REDEEMABLE PREFERRED STOCK LIABILITY                750,000            -

COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
      10,000,000 shares authorized;
      none outstanding                                 -               -
   Common stock, no par value, 100,000,000
      shares authorized, and 3,204,300
      and 3,368,245 shares issued and
      outstanding, respectively                   7,195,000       7,970,000
   Accumulated deficit                           (3,353,000)     (6,803,000)
                                                 ----------      ----------
         Total stockholders' equity               3,842,000       1,167,000
                                                 ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $6,928,000      $2,999,000
                                                 ==========      ==========











   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                   FOR THE THREE               FOR THE NINE
                                   MONTHS ENDED                MONTHS ENDED
                                   FEBRUARY 28,                FEBRUARY 28,
                              ----------------------      ----------------------
                               1996           1997          1996          1997
                              --------      --------      --------      --------
NET REVENUES:
   Long distance resell      $  414,000    $  288,000    $1,615,000    $  900,000
   Internet access              154,000       232,000       148,000       582,000
                             ----------    ----------    ----------    ----------
                                568,000       520,000     1,763,000     1,482,000

COST OF SALES:
   Long distance resell        (314,000)     (184,000)   (1,094,000)     (635,000)
   Internet access              (86,000)      (95,000)     (104,000)     (285,000)
                             ----------    ----------    ----------    ----------
                               (400,000)     (279,000)   (1,198,000)     (920,000)
                             ----------    ----------    ----------    ----------

GROSS MARGIN                    168,000       241,000       565,000       562,000

OPERATING EXPENSES:
   Selling                      196,000        62,000       459,000       214,000
   General and administrative   411,000       722,000     1,039,000     2,128,000
   Amortization and
    depreciation                 62,000        93,000        79,000       275,000
   Severance agreements            -          183,000         1,000       468,000
   Excess volume commitments    544,000       414,000       785,000       845,000
                             ----------    ----------    ----------    ----------
                              1,213,000     1,474,000     2,363,000     3,930,000
                             ----------    ----------    ----------    ----------

LOSS FROM OPERATIONS         (1,045,000)   (1,233,000)   (1,798,000)   (3,368,000)

OTHER EXPENSE:
   Interest expense (income),
    net                          16,000        (7,000)       29,000        82,000
   Absorbed offering and
    acquisition costs             3,000          -          118,000          -
                             ----------    ----------    ----------    ----------
                                 19,000        (7,000)      147,000        82,000
                             ----------    ----------    ----------    ----------

NET LOSS                    $(1,064,000)  $(1,226,000)  $(1,945,000)  $(3,450,000)
                             ==========    ==========    ==========    ==========

LOSS PER SHARE              $     (0.40)  $     (0.38)  $     (1.03)  $     (1.08)
                             ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON
 SHARES AND EQUIVALENTS       2,639,000     3,208,000     1,885,000     3,205,000
                             ==========    ==========    ==========    ==========





   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                        FOR THE NINE
                                                        MONTHS ENDED
                                                        FEBRUARY 28,
                                                 --------------------------
                                                    1996            1997
                                                 ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(1,945,000)    $(3,450,000)
   Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                  79,000         275,000
      Common stock for exchange of debt
         at below market                               -            127,000
      Options issued at below market                   -            207,000
      Bad debt expense                               44,000         200,000
      Absorbed acquisition costs                    115,000            -
      Change in assets and liabilities:
         Decrease (increase) in:
            Trade receivables                        46,000         (72,000)
            Other assets                            (64,000)         16,000
         Increase (decrease) in:
            Accounts payable                        (55,000)        217,000
            Accrued liabilities                     863,000          56,000
            Deferred revenue and other               20,000         (68,000)
                                                 ----------      ----------
      Net cash used in operating
       activities                                  (897,000)     (2,492,000)

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of equipment                            (94,000)       (740,000)
   Acquisition costs incurred                       (25,000)           -
                                                 ----------      ----------
      Net cash used in investing
       activities                                  (119,000)       (740,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations             (19,000)        (47,000)
   Payment of notes payable to
    stockholders                                     (2,000)       (183,000)
   Repayment of preferred stock                        -           (750,000)
   Proceeds from issuance of redeemable
    preferred stock                                 113,000            -
   Proceeds from issuance of common stock           700,000            -
   Offering costs incurred                         (285,000)        (67,000)
                                                 ----------      ----------
      Net cash provided by (used in)
       financing activities                         507,000      (1,047,000)
                                                 ----------      ----------

NET DECREASE IN CASH                               (509,000)     (4,279,000)

CASH, beginning of period                           512,000       5,278,000
                                                 ----------      ----------

CASH, end of period                              $    3,000      $  999,000
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


2.   DISCLOSURE SUMMARY:
     ------------------

     Pursuant to rules and regulations of the Securities and Exchange Commission, the Company has elected to omit substantially all the disclosures normally included in financial statements prepared under generally accepted accounting principles. Readers of these financial statements should refer to the Company's Form 10-KSB filed for the year ended May 31, 1996, for additional disclosures as well as other filings with the Securities and Exchange Commission.


3.   UNAUDITED INFORMATION:
     ---------------------

     The Company's balance sheet as of February 28, 1997, and the statement of operations for the three and nine months ended February 28, 1996 and 1997 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates as to the amortization period used for its intangibles and estimated losses for contingencies. Due to the uncertainties inherent in the life of intangibles, and increased competition and technology changes in the telecommunications industry, it is reasonably possible that the estimated life of intangibles and the ultimate liability the

                TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Company could have to AT&T under its SDN commitment and fraudulent usage (see Note 7) as well as other commitments and contingencies could materially change in the forthcoming year.


4.   ADOPTION OF NEW ACCOUNTING POLICIES:
     -----------------------------------

     IMPAIRMENT OF LONG-LIVED ASSETS - Effective June 1, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the unaudited February 28, 1997 financial statements. GetNet is still in the developmental stages and has not yet experienced significant revenues from its "Internet Backbone" operations, however, if future revenues do not support the cost capitalized associated with this system, the Company could be required to impair such costs, including related intangible costs, under this accounting standard.

     STOCK-BASED COMPENSATION - Effective June 1, 1996, the Company adopted Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the disclosure requirements prescribed by FAS 123.


5.   CONTINUED OPERATIONS:
     --------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception and as of February 28, 1997 has a working capital deficiency of approximately $500,000. Furthermore, as discussed in Note 7, the Company has entered into sales volume commitments with service providers and is involved in several other significant contingent matters.

     The Company has a continuing service commitment with AT&T of $1,800,000 annually, which as of May 31, 1996, the Company had satisfactorily met. However, as discussed in Note 7, monthly revenues under this commitment have declined, and it is unlikely revenues will increase, whereby the Company will be able to continue to meet this commitment. As of February 28, 1997, no significant loss accrual has been recorded on management's belief that the contract will be renegotiated on favorable terms with AT&T. If such renegotiations are unsuccessful, the parties will most likely litigate the contract. Furthermore, AT&T has claimed the Company owes approximately $1,000,000 for the fraudulent use

                TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     of the Company's long-distance service by an unknown party. The Company also has other significant telecommunications commitments for its Internet backbone and the Company has experienced only nominal revenues from its backbone. During the fourth quarter, the Company stopped making payments under its "800" service agreement settlement with AT&T and is attempting to renegotiate the repayment terms under this agreement. If unsuccessful, the Company's obligation to AT&T could increase substantially. Subsequent to February 28, 1997, an entity has brought legal action against the Company alleging significant damages after the entity terminated a proposed merger between the companies (see Notes 6 and 7). If the Company is unsuccessful in, among other things; renegotiating its contract and settlement agreement with AT&T; does not favorably resolve the fraudulent usage matter and other contingent matters; and/or if revenues on its Internet backbone fail to materialize; substantial losses, the amount of which cannot currently be estimated, could be recorded.

     The Company's ability to continue as a going concern is dependent upon several factors, including meeting and/or renegotiating its future carrier commitments, resolving contingent matters, and ultimately achieving and maintaining profitable operations. The Company is also aggressively working to increase revenues, seek a merger with a larger entity, and renegotiate its contract with AT&T, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


6.   ACQUISITIONS:
     ------------

     In November 1996, the Company signed an agreement to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington. On March 7, 1997, Arcada notified the Company it was terminating the merger and on March 14, 1997, Arcada brought legal action against the Company alleging significant damages (see Note 7).

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


                                                          NINE MONTHS
                                                             ENDED
                                                          FEBRUARY 28,
                                                             1996
                                                          -----------

     Net Revenues                                         $ 1,896,000
                                                          ===========

     Net Loss                                             $(2,171,000)
                                                          ===========

     Net Loss Per Share                                   $     (1.15)
                                                          ===========

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

     In October 1996, the Company entered into an agreement to acquire certain long-distance customers through the issuance of its common stock, and in October 1996 issued 37,445 shares of common stock based upon a multiple of future revenues generated by the customer base acquired for this acquisition. This acquisition did not have a material effect on the Company's net loss.


7.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Company has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, which as of May 31, 1996, it had satisfactorily met. However, monthly revenues have declined substantially due to increased competition and more competitive rates being offered by other service providers. The Company's current contract with AT&T provides for the purchase by the Company of telecommunications services generally at a greater wholesale rate per minute than currently being offered by AT&T to its retail customers. Therefore, it is expected that revenues will continue to decrease under the Company's SDN contract.

     The Company is having continued discussions with AT&T and hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. If it is not renegotiated, it is expected the parties will litigate this contract, the outcome of which cannot be predicted. Should the Company be unsuccessful in these efforts, the loss incurred by the Company, the amount of which cannot be estimated, would be substantial, whereby it would jeopardize the Company's ability to continue operations.

     The Company is also obligated to pay for actual monthly usage of Internet backbone circuits, irrespective of the related usage by the Company's Internet customers. For February 1997, the approximate circuit cost for the backbone was $105,000 and related monthly revenue was $15,000. This usage consisted of circuit orders of $70,000 from WilTel, and term commitments of $35,000 from other providers. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

     The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. The Company is currently meeting this obligation through leases of telecommunication circuits from WilTel for the Internet backbone.

     Commencing in June 1996, an unknown party fraudulently charged over $1,000,000 in long distance calling card charges on the Company's account. The Company is currently investigating the matter and

                TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     has contacted the carrier, AT&T, who denies any responsibility. AT&T has made a formal claim to the Company indicating it owes for this fraudulent usage, is currently withholding funds otherwise payable to the Company for its long-distance service, and has indicated it will discontinue providing service to Touch Tone unless the payment is received. The Company believes it has recourse in the matter, and will not be held responsible for these charges, and AT&T continues to provide service, but the outcome of this matter cannot be predicted at this time.

     The Company was not meeting its "800" service agreement commitment with AT&T, and consequently, in April 1996, the Company entered into a revised agreement with AT&T, which provided for the repayment in June 1996 of $186,000 paid by AT&T on the signing of the initial agreement and $400,000 over twelve months beginning in June 1996. If the Company does not make the payments as required, the Company will be obligated to pay $1,027,000, less amounts previously paid. During the year ended May 31, 1996, the Company has recorded $400,000 of expense in connection with settlement of this commitment. During the fourth quarter, the Company stopped making payments under its "800" service agreement settlement and is attempting to renegotiate the repayment terms under this agreement. However, if unsuccessful the Company's obligation to AT&T could increase as described above.

     The Company has filed legal action against its former president in August 1996. The former president has filed a response to the Company's claim and, in addition, the former president has made various allegations that he intends to pursue legal action for unspecified damages against the Company, however, none have been formally filed. If such action occurs, the Company intends to defend itself vigorously and believes no adverse material consequences would result. The president has filed an answer and the Company continues to prosecute this matter. The ultimate resolution of this matter cannot presently be determined.

     In March 1997, a former employee filed a lawsuit against the Company alleging Breach of Contract, Breach of Covenant of Good Faith and Fair Dealing, and has requested damages in the amount of approximately $34,000. The Company will file an answer to the complaint. The Company may not prevail on the merits of this case.

     On March 7, 1997, the Company received notification that Arcada (see
     Note 6) terminated its merger agreement with the Company. Subsequently, Arcada brought legal action seeking a "break up" fee of $200,000 pursuant the Merger Agreement. In conjunction with this claim, Arcada is withholding payment to the Company of approximately $150,000 of monies billed and supposedly collected from the Company's customers under a "Billing and Collection Agreement" entered into between Arcada and the Company. The Company is vigorously defending itself against Arcada's legal action and is actively seeking return of the $150,000 in customer collections. The Company believes that it will prevail in this matter. The ultimate resolution of this matter cannot presently be determined.

                TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   CAPITAL TRANSACTIONS:
     --------------------

     In June 1996, the Company repaid its preferred shareholders $750,000.


     In August 1996, the Company issued 70,000 shares of common stock for the exchange of a note payable of $210,000. In connection with this exchange, the Company recorded approximately $254,000 of expense (of which $127,000 was recorded as an expense in the period ended February 28, 1997 and the balance in the prior year) based on the quoted market at the time the parties agreed to the exchange. The Company has agreed to register these shares for sale under The Securities Act.

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

     In October 1996, the Company issued 37,445 shares to acquire a long distance customer base. The Company has agreed to register these shares for sale under the Securities Act.

     In February 1997, the Company issued 10,000 shares in settlement of a trade debt. The Company has agreed to register these shares for sale under the Securities Act.

     In July 1996, the Company terminated two employees. In connection with their termination, they were granted options to purchase in the aggregate 45,000 shares of common stock at $4.00 and 40,000 shares at $5.00. In connection with this severance agreement, the Company has recorded approximately $172,000 of expense based on the difference between the option exercise price and the price of the Company's common stock on the date of the agreement. The Company has agreed to register, on a timely basis, the shares underlying the options. Due to the lack of the Company to register these shares to date, both employees have brought legal action against the Company (see Note 7), one of which has been settled.


9.   SIGNIFICANT SALES AGENT RELATIONSHIP:
     ------------------------------------

     The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of 32% on AT&T long distance sales it originates. At current sales levels, the Company does not realize a direct profit from the sales generated by the agent. If the Company successfully renegotiates its contract with its provider, the Company believes it will then directly realize profit on sales originated by the agent, if a greater discount can be obtained from the provider. Payment of the commissions to the agent is secured by the customer base generated by the sales agent. For the nine months ended February 28, 1996 and 1997, the sales originated by the agent have accounted for 35% and 42%, respectively, of company AT&T long distance sales. During these periods, the Company has recorded a related expense to the agent of approximately $292,000 and $114,000, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                            FEBRUARY 28, 1997


     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR TOUCH TONE SHOULD BE READ IN CONJUNCTION WITH THE TOUCH TONE FINANCIAL STATEMENTS AND NOTES HERETO ATTACHED HERETO.


FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to successfully renegotiate certain of its commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RECENT DEVELOPMENTS; SIGNIFICANT DECREASE IN LONG DISTANCE REVENUES; NEED FOR ADDITIONAL FINANCING

Through February 1997, the Company's long distance revenues have continued to decline. The Company's management believes the AT&T SDN contract discussed herein is non-competitive with AT&T's own retail operation and other long distance carriers. Specifically, the Company pays approximately $.17 per minute wholesale wherein its competitors, including AT&T, sell long distance at retail rates of $.15 and below. As a result, the Company has experienced greater than normal customer attrition and the loss of several of its independent agents resulting in their switching their customer bases to other long distance resellers. In addition, in August 1996, AT&T made a claim against the Company for long distance charges of over $1,000,000 fraudulently charged by an unknown third party to the Company's account. As a consequence, AT&T is holding all payments made by long distance customers on the Company's account and is applying these funds to the $1,000,0000 claim. Consequently, the Company has been unable to pay its independent agents, resulting in their switching their customer bases to other long distance resellers.

Accounts receivable and related allowances for bad debt have also increased substantially due to the Company's inability to receive accurate billing records from AT&T, the Company's lack of clerical personnel to assist in their collection, and the failure of one of the Company's agents to remit certain long distance payments it has collected.

The Company is trying to renegotiate with AT&T both of these situations, however, negotiations to date have been limited to discussions between the parties and their respective legal counsel. If the Company is unsuccessful in its negotiations with AT&T, in all probability the parties will litigate this matter.

The Company is obligated to pay for actual monthly usage of Internet backbone circuits, irrespective of the related usage by the Company's Internet customers. Total circuit costs for February 1997 was $105,000, while monthly revenue was $15,000. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. The Company is currently meeting this obligation through leases of telecommunication circuits from WilTel for the Internet backbone.

Further, the Company's working capital resources have declined significantly since its initial public offering in May 1996 due to continuing financial losses.

In November 1996, the Company entered into a Merger Agreement providing for the Merger of Arcada Communication, Inc. (Arcada) and the Company. In March 1997, Arcada terminated the merger and has subsequently commenced legal action.

In October 1996, the Company entered into an agreement to acquire certain long-distance customers through the issuance of its common stock. In October 1996, the Company issued 37,445 shares of common stock based upon a multiple of future revenues generated by the customer base acquired. This acquisition did not have a material effect on the Company's net loss.

GENERAL

In May 1996, the Company completed its initial public offering of securities from which it received net proceeds of approximately $5,763,000 from the sale of 1,725,000 shares of common stock and 1,725,000 common stock purchase warrants. As of February 28, 1997, working capital was approximately $(544,000). The Company intends to use its remaining funds for future Internet development and to fund current losses. These remaining funds are not sufficient to fund the Company's future development and the continued payment of existing carrier commitments and general and administrative expenses.

The Company's financial statements have been prepared on the basis that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including meeting the terms of its commitments, resolving contingencies, and achieving and maintaining profitable operations. The Company's May 31, 1996 financial statements were audited by its independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred losses from operations and has entered into significant sales volume commitments that raise substantial doubt about its ability to continue as a going concern.

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

The Company's net revenues were approximately $1,482,000 for the nine months ended February 28, 1997 and $1,763,000 for the nine months ended February 28, 1996.

CHANGE IN GETNET'S MANAGEMENT

In September 1996, the Company terminated two officers of GetNet, who were also two of the three original founding shareholders of GetNet. The Company is unable at this time to predict the ultimate effect of these terminations.

RESULTS OF OPERATIONS - FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 1996

Long distance resell revenue for the three and nine months ended February 28, 1997 was $288,000 and $900,000 compared to revenues of $414,000 and
$1,615,000 during the three and nine months ended February 28, 1996. The Company currently has an "SDN" contract which extends through July 1999 with AT&T. Due to competition within the telecommunications industry, the price the Company is required to pay AT&T has become less competitive than the current market price for comparative service. Currently, AT&T is offering retail long distance services to its retail customers at approximately $.02 per minute less than the Company's wholesale cost for the same service. The Company is hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level, and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. The Company intends to find another long distance reseller with a substantial telecommunications customer base and negotiate a favorable transfer of the Company's SDN long distance base and obligations to that SDN reseller. At this time, no significant loss accrual has been recorded in the financial statements based on management's belief that the contract will be renegotiated on favorable terms with AT&T. If such renegotiations are unsuccessful, substantial losses could be recorded, which would impair the Company's ability to continue operations.

The Company expects to experience most of its future growth through acquisitions of long distance customer bases with regional switch-based carriers as well as through the growth of its Internet services, especially its backbone facilities and services.

Cost of sales for long distance service for the three and nine months ended February 28, 1997 was $184,000 and $635,000, resulting in a gross margin of approximately $104,000 and $265,000 or 36% and 29% of net revenue. The gross margin for the three and nine months ended February 28, 1996 was $100,000 and $521,000 or 24% and 32% of net revenue. The gross margin percentage has decreased due to lower volume. The AT&T contract is structured on a tiered discount with the more volume achieved, the greater the discount.

Financial statements ended February 28, 1997, reflect the inclusion of the operation of GetNet which was acquired effective November 1, 1995.
GetNet's sales were $232,000 and $582,000 for three and nine months with cost of sales of $95,000 and $285,000. GetNet is still a development stage company and has not had significant resources to aggressively market its services. The majority of GetNet's revenues are from subscriber fees for Internet access. The Internet backbone was not operational until October 1996. The Company expects the ramp-up of revenue on the Internet backbone to take an extended period and this operation will most likely not be profitable in the near future.

Selling expenses were $62,000 and $214,000 or 12% and 14% of net revenues for the three and nine months ended February 28, 1997 from $196,000 and $459,000 or 35% and 26% of net revenues for the prior comparable periods.
A significant sales agent, TMO Communications, Inc. (TMO), accounted for approximately 42% of AT&T long distance revenues for the nine months ended February 28, 1997 and receives commissions of approximately 32%. At this level, the Company does not receive gross margin on sales originated by this agent. Management believes the selling expenses attributed to Company agent commissions will decrease as a percentage of net revenues if a new contract with AT&T is negotiated;

however, selling expenses in general will increase because of marketing efforts and variety of services offered. GetNet's selling expenses were $20,000 for the nine months ended February 28, 1997 or 3% of its sales.

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

General and administrative expenses increased to $722,000 and $2,128,000 or 139% and 144% of net revenue for the three and nine months ended February 28, 1997 compared to $411,000 and $1,039,000 or 72% and 59% for the three and nine months ended February 28, 1996. During the nine months ended February 28, 1997, the Company paid increased salaries and benefits to its employees of approximately $816,000 compared to $595,000 in the prior comparable nine-month period primarily as a result of additional employees, including GetNet employee related expenses of approximately $548,000. The remaining $868,000 increase in general and administrative costs between the two periods is mainly due to increased office and travel costs, increased internal costs associated with search for potential acquisition candidates, the inclusion of GetNet's other general and administrative expenses, which totaled $216,000, and bad debt expense, which increased by $209,000 in the nine months ended February 28, 1997, as compared to the prior comparable period. Furthermore, during the nine months ended February 28, 1997, the Company has incurred approximately $167,000 in costs associated with the failed Arcada merger which have been expensed. Since May 1996, the Company has reduced its number of personnel due to decreasing revenues. In connection with the termination of two employees, the Company granted options at below the then market price of its common stock. Therefore, an additional $172,000 of expense was recorded in the nine months ended February 28, 1997 based on the difference of the exercise price and traded price of its common stock. An additional $296,000 was recorded in settlement of litigation, severance, and other contingencies related to terminated employees. Total general and administrative expense, relative to fiscal 1996 is, however, expected to increase due to compensation commitments to Officers of the Company and a contract entered into with a significant consultant (who previously was the Chairman of the Board and an Officer) of $15,000 per month.

Amortization and depreciation expense increased by approximately $196,000 related primarily to amortization of goodwill recorded in connection with the GetNet acquisition in November 1995 for the nine months ended February 28, 1997 compared to 1996.

The Company incurred $301,000 of excess circuit commitment expense under its agreement with ICG during the nine months ended February 28, 1996 and none was incurred in the nine-month period ended February 28, 1997, as the contract was terminated in April 1996. During the nine months ended February 28, 1997, the Company incurred $845,000 in excess volume commitments primarily related to Internet backbone circuit leases. These amounts are recorded as period expenses under operating expenses, as the Company experienced insignificant revenues associated with either of these contracts.

Interest expense, net of interest income in the nine-month period ended February 28, 1997, increased from $29,000 in 1996 to $82,000 in 1997 primarily as a result of 70,000 shares of common stock being issued in August 1996 to satisfy an outstanding debt of $210,000. The difference of approximately $254,000 between the then market price of common stock and the related debt was expensed in operations over the period the note was outstanding. For the nine months ended February 28, 1997, $127,000 was expensed and the balance was previously expensed in fiscal 1996. During the nine months ended February 28, 1997, the Company had interest income of approximately $72,000 from its cash investments received from proceeds of its public offering.

The Company had a net loss of $3,450,000 for the nine months ended February 28, 1997. For the nine months ended February 28, 1996, the Company had a net loss of $1,945,000. The increase in net loss between periods is directly attributed to the decreasing revenues, the cost of share and option issuances at less than market, contingencies, the increase in selling, general and administrative costs in fiscal 1997, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at February 28, 1997 was $999,000 and net working capital deficiency was $(544,000). The Company's cash position reflects the receipt of the proceeds Company's public offering of its common stock completed in May 1996. Included in the Company's current liabilities is $100,000 for monthly payments of $33,000 due to AT&T in settlement of having failed to meet certain service commitments under prior agreements with AT&T.

Cash used in operations for the Company totaled $2,492,000 during the nine months ended February 28, 1997 as compared to $897,000 for the nine months ended February 28, 1996. This increase in cash outflows can be primarily attributed to a loss from operations, partially offset by the current period non-cash expenses resulting from an increase in the bad debt allowance and the non-cash cost of common share and option issuances related to the exchange of a note payable for common stock and severance agreements. The Company also paid certain payables from proceeds of the public offering resulting in a decrease in accounts payable and accrued expense.

Cash flows used in investing activities consisted primarily of additions to equipment of $740,000 in the nine months ended February 28, 1997, primarily for constructing GetNet's Internet Backbone. The initial phase of constructing this backbone is substantially complete and the Company does not intend to incur substantial additional capital costs.

Cash flows used in financing activities were $1,047,000 during the nine months ended February 28, 1997 as compared to $507,000 provided by financing activities for the nine months ended February 28, 1996. During the nine months ended February 28, 1997, cash outflows can be primarily attributed to payments made to preferred stock holders for the redemption of their preferred stock and repayments of notes payable to stockholders. During the nine months ended February 28, 1996, cash inflows represent proceeds from issuance of redeemable preferred stock which were partially offset by stock offering costs incurred.

Under the Company's current arrangement with AT&T, customer billings and collections are performed by AT&T. Accounts receivable represent the amount the Company's customers owe for actual usage. However, the amount the Company will receive from AT&T will be offset by the payable due to AT&T for the cost of providing the service, which is reflected as an account payable in the financial statements. The net of the receivable and payable is the gross margin the Company receives. AT&T is currently responsible for maintaining the Company's account receivable accounts and withholds payment to the Company for customer accounts over 30 days past due. Such amounts withheld from the Company are offset by the gross margin otherwise payable to the Company.

CONTINGENCIES

Commencing in June through July 1996, an unknown party fraudulently charged over $1,000,000 in calling card long distance charges on the Company's account. The Company has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company has retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. As of the date of this Report, AT&T has not formally responded to the Company's letter although discussions are ongoing between the parties.
AT&T is also withholding payments to the Company on its long distance serve until this matter is resolved. The outcome of this matter cannot be predicted at this time.

In July 1996, the Company terminated two employees. In connection with their termination, they were granted options to purchase in the aggregate 45,000 shares of common stock at $4.00 and 40,000 shares at $5.00. In connection with this severance agreement, the Company has recorded approximately $172,000 of expense based on the difference between the option exercise price and the price of the Company's common stock on the date of the agreement. The Company had agreed to register, within 90 days, the shares underlying the options, and failed to do so. One employee has filed suit against the Company in connection with the failure of the Company to register stock options. In March 1997, the Company settled the lawsuit by paying the former employee $30,000 and executing a promissory note for approximately $17,000. The other former employee filed suit in March 1997, also for breach of contract and has requested damages of $33,750. The Company will file an answer to the complaint. The Company may not prevail on the merits of this case.

The Company has a continuing commitment with AT&T to provide long distance service of $1,800,000 annually, which as of May 31, 1996, it had satisfactorily met. However, monthly revenues have declined substantially due to increased competition and more competitive rates being offered by other service providers. The Company's current contract with AT&T provides for the purchase by the Company of telecommunications services generally at a greater wholesale rate per minute than currently being offered by AT&T to its retail customers. Therefore, it is expected that revenues will continue to decrease under the Company's SDN contract.

The Company is having continued discussions with AT&T and hopeful it will be able to renegotiate its contract with AT&T to obtain a more favorable rate per minute and commitment level and replace its existing SDN contract. However, there is no assurance that the Company will be able to ultimately renegotiate its existing contract. If it is not renegotiated, it is expected the parties will litigate this contract, the outcome of which cannot be predicted. Should the Company be unsuccessful in these efforts, the loss incurred by the Company, the amount of which cannot be estimated, would be substantial, whereby it would jeopardize the Company's ability to continue operations.

The Company is also obligated to pay for actual monthly usage of Internet backbone circuits, irrespective of the related usage by the Company's Internet customers. For February 1997, the approximate circuit cost for the backbone was $105,000 and related monthly revenue was $15,000. This usage consisted of circuit orders of $70,000 from WilTel, and term commitments of $35,000 from other providers. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. The Company is currently meeting this obligation through leases of telecommunication circuits from WilTel for the Internet backbone.

The Company was not meeting its "800" service agreement commitment with AT&T, and consequently, in April 1996, the Company entered into a revised agreement with AT&T, which provided for the repayment in June 1996 of $186,000 paid by AT&T on the signing of the initial agreement and $400,000 over twelve months beginning in June 1996. If the Company does not make the payments as required, the Company will be obligated to pay $1,027,000, less amounts previously paid. During the year ended May 31, 1996, the Company has recorded $400,000 of expense in connection with settlement of this commitment. During the fourth quarter, the Company stopped making payments under its "800" service agreement settlement and is attempting to renegotiate the repayment terms under this agreement. However, if unsuccessful the Company's obligation to AT&T could increase as described above.

The Company has filed legal action against its former president in August 1996. The former president has filed a response to the Company's claim and, in addition, the former president has made various allegations that he intends to pursue legal action for unspecified damages against the Company, however, none have been formally filed. If such action occurs, the Company intends to defend itself vigorously and believes no adverse material consequences would result. The president has filed an answer and the Company continues to prosecute this matter. The ultimate resolution of this matter cannot presently be determined.

A former employee filed a request with the American Arbitration Association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This claim was filed with the Arbitration Association on July 31, 1996 and Touch Tone has responded, consenting to the arbitration but contesting the allegations in the complaint, asserting that the former employee voluntarily resigned her employment with Touch Tone and that the terms of the severance package do not apply in her situation. The hearing has been completed but no ruling has been issued to date.

On March 7, 1997, the Company received notification that Arcada (see Note
6) terminated its merger agreement with the Company. Subsequently, Arcada brought legal action seeking a "break up" fee of $200,000 pursuant the Merger Agreement. In conjunction with this claim, Arcada is withholding payment to the Company of approximately $150,000 of monies billed and supposedly collected from the Company's customers under a "Billing and Collection Agreement" entered into between Arcada and the Company. The Company is vigorously defending itself against Arcada's legal action and is actively seeking return of the $150,000 in customer collections. The Company believes that it will prevail in this matter. The ultimate resolution of this matter cannot presently be determined.

                        TOUCH TONE AMERICA, INC.

                                 PART II


ITEM NO. 1     Legal Proceedings
               -----------------

               On August 30, 1996, a lawsuit was filed in the Superior Court of the State of Arizona, Maricopa County by Touch Tone against Touch Tone's former President, Johnathan Miller and his wife, Janeece Miller. The complaint details various causes of action against Mr. Miller, in his capacity as a former Officer and Director of Touch Tone and seeks damages in the amount of $360,835 from the defendants. Mr. Miller filed an answer in September 1996 denying the allegations of the complaint. Touch Tone is, and will vigorously pursue this legal action. The case is in the discovery stage and no date has been set for trial.

               Mrs. Janeece Miller filed a request with the American Arbitration Association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This claim was filed with the Arbitration Association on July 31, 1996 and Touch Tone has responded, consenting to the arbitration but contesting the allegations in the complaint, asserting that Mrs. Miller voluntarily resigned her employment with Touch Tone and that the terms of the severance package do not apply in her situation. The hearing has been completed but no ruling has been issued to date.

               In July 1996, an unknown party fraudulently charged over $1,000,000 in calling card long distance charges on Touch Tone's account. Touch Tone has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. Touch Tone has retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. As of the date of this Report, AT&T has not formally responded to Touch Tone's letter although discussions are ongoing between the parties. AT&T is also withholding payments to Touch Tone on its long distance service until this matter is resolved. Touch Tone believes it has recourse against AT&T and will not be held responsible for these charges, but the outcome of this mater cannot be predicted at this time.

               On October 10, 1996, two identical lawsuits were filed in Superior Court of the State of Arizona, Maricopa County by two former officers and employees of GetNet for compensation due pursuant to employment agreements. The plaintiffs have requested specific performance as it relates to past compensation, attorneys' fees and costs. The Company settled both lawsuits in March 1997 by paying each plaintiff a sum of $65,000.

               Rebecca F. Kelley, a former employee, has filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case No. CV96-22519 on December 13, 1996. She has alleged Breach of Contract and Breach of the Covenant of Good Faith and Fair Dealing and has requested damages in the amount of $43,735. The Company settled the lawsuit in March 1997 by paying the plaintiff the sum of $30,000 cash and executing a promissory note for approximately $17,000.

               John McMahon, a former employee, has filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case No. CV97-05535 on March 26, 1997. He has alleged Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing and has requested damages in the amount of $33,750. The Company will file an answer to the complaint. The Company may not prevail on the merits of this case.

               On March 7, 1997, the Company received notification that S.V.V. Sales, Inc. dba Arcada Communications has terminated its merger agreement with the Company. Subsequently, Arcada has brought legal action seeking a "break up" fee of $200,000 pursuant to the Merger Agreement. In conjunction with this claim, Arcada is withholding payment to the Company of approximately $150,000 of monies billed and supposedly collected from the Company's customers under a "Billing and Collection Agreement" entered into between Arcada and the Company prior to the termination of the Merger Agreement. Additional amounts may still be collected by Arcada under this prior arrangement. The Company is vigorously defending itself against Arcada's legal action and is actively seeking the return of all amounts collected by Arcada. The Company believes that it will prevail in this matter. The ultimate resolution of this matter cannot presently be determined.

               A discussion of this litigation and other matters under "Commitments and Contingencies" appears at Footnote 7 of the financial statements.

ITEM NO. 2     Changes in Securities
               ---------------------

               None


ITEM NO. 3     Defaults Upon Senior Securities
               -------------------------------

               None


ITEM NO. 4     Submission of Matter to a Vote of Securities Holders
               ----------------------------------------------------

               On February 27, 1997, a Shareholders' Meeting was held in Seattle, Washington in which the proposed merger with Arcada Communications was approved by a majority of the shareholders. On March 7, 1997, the Merger Agreement was terminated by Arcada.


ITEM NO. 5     Other Information
               -----------------

               During the quarter ended February 28, 1997, Benjamin W. Bronston, Director, resigned from the Board of Directors to pursue other business interests. Subsequent to the quarter end, Stephen Shearin, Director, resigned from the Board of Directors pursuant to his settlement agreement referenced above in Item No. 1; Matthew Barletta, Director, resigned from the Board of Directors to pursue other business interests.

ITEM NO. 6     Exhibits and Reports on Form 8-K
               --------------------------------

               On September 2, 1996, the Registrant filed a Form 8-K reporting under Item No. 2 relating to the proposed business combination with Arcada, Inc. of Seattle, Washington.

               On March 12, 1997, the Registrant filed a Form 8-K reporting under Item No. 5 relating to the termination of the Merger Agreement with S.V.V. Sales, Inc., dba Arcada Communications of Seattle, Washington.

                               SIGNATURES
                               ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


TOUCH TONE AMERICA, INC.



/s/ DAVID J. SMITH
-------------------------------
David J. Smith, Principal
Financial and Accounting Officer


Date:  April 18, 1997