Form 10KSB40
period 1997-05-31
TOUCH TONE AMERICA INC
filed 1997-09-22
CIK 945364

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:
            May 31, 1997
          ----------------

[   ]     Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to __________

Commission file number:   0 -24058
                       ------------

                        TOUCH TONE AMERICA, INC.
              ---------------------------------------------
             (Name of small business issuer in its charter)

          California                                     33-0424087
-------------------------------                     -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                        4110 N. Scottsdale Road
                               Suite 170
                      Scottsdale, Arizona  85251
          --------------------------------------------------
          (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (800) 535-2211
                          ----------------

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

Issuer's revenues for its most recent fiscal year:  $1,992,000

As of September 15, 1997, the aggregate market value of voting stock held by non-affiliates was $8,848,691 based on the closing bid price of $1.937 for the Registrant's Common Stock.

As of September 15, 1997, the number of Shares of the Registrant's Common Stock, no par value, outstanding was 4,568,245.

Documents incorporated by reference: Exhibits to Issuer's Registration Statement on Form SB-2, No. 33-80131.

                        TOUCH TONE AMERICA, INC.

                               FORM 10-KSB

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

    (a)  BUSINESS DEVELOPMENT.

    Touch Tone America, Inc. (the "Company") was organized under the laws of the State of California in 1990, and provides long distance, Internet services and other telecommunication products. The Company has a small long distance customer base located primarily in the Western and Southwestern markets of the United States. Due to intense competition in the long distance industry and declining revenues, the Company and GetNet International, Inc. ("GetNet"), its wholly-owned subsidiary, have redirected the current strategy of the Company from long distance to the development of an Internet "backbone" which consists of a centralized high-speed computer network connecting smaller computer networks around the United States. With the additional development of the backbone, the Company may be able to offer a full range of Internet services to Internet Service Providers, corporate clients and individual customer accounts. Management believes the Internet backbone is a source of meeting its WilTel carrier commitment described herein and a potential revenue source to offset increasing losses from operations particularly in the Company's long distance segment.

    As discussed in this report, the Company has, in the past, entered into sales volume commitments with its service providers which have far exceeded its current sales volumes. The Company had a commitment with AT&T, since 1994, to utilize long distance services of $1,800,000 annually ($150,000 per month). Revenues under this contract declined through May, 1997 to approximately $35,000 per month.

    On September 19, 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. Under the settlement, the Company is obligated to make payments to AT&T on stipulated dates prior to December 12, 1997, when the final payment is due. As a remedy to this settlement, if such payments are not made timely, AT&T has the right and the Company would be liable for amounts due under the prior agreements (inbound and outbound). AT&T has alleged this amount is in excess of $6,000,000, which is disputed by the Company. The obligation under the settlement agreement has been recorded as a liability as of May 31, 1997, but the Company does not have the funds to make these payments. Therefore, the Company is required to raise additional capital to satisfy this obligation. In addition, the Company will forego receiving certain amounts previously withheld by AT&T. Pursuant to the settlement, the Company also transferred to AT&T its long distance service for which AT&T was the provider and the Company has no future service commitments with AT&T. Revenues from this service totaled approximately $760,000 in fiscal 1997.

    In addition, the Company has a "take or pay" commitment with WilTel for voice and transmission of $50,000 per month and $70,000 in gross data billings, before discounts. GetNet's typical gross data usage currently approximates $65,000 a month, which results in additional minimum commitment billings of approximately $5,000 per month. Furthermore, the revenues associated with this data circuit commitment on the Internet backbone have not been adequate to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded.

    The Company's financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's raising additional capital, making payment on its current obligations, including AT&T, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. As a result of continuing operating losses and working capital deficits, the Company's independent auditors included a "going concern" paragraph with respect to the audited financial statements as of and for the year ended May 31, 1997.

    To increase revenues to a sufficient level to meet its carrier commitments and overhead expenses, the Company is actively seeking acquisition candidates (including the proposed business combination with Orix Global Communications Inc. set forth below) with existing customer and revenue bases. Also, the Company may also attempt to issue shares of its authorized, but unissued, Common Stock to acquire long distance customer bases and/or assets of acquisition candidates. There can be no assurance that the Company will be successful in this regard.

    (b)  RECENT DEVELOPMENTS

    On March 7, 1997, the Company announced that the merger agreement dated November 13, 1996, and amended on November 19, 1996, December 4, 1996, and January 22, 1997, between Touch Tone America, Inc. and S.V.V. Sales, Inc., d/b/a Arcada Communications ("Arcada") of Seattle, Washington had been terminated. Arcada notified the Company that Arcada had elected to terminate the merger agreement pursuant to the termination provisions of the agreement and commenced legal action against the Company for break up fees pursuant to the agreement. This lawsuit was settled to the satisfaction of the parties in August 1997.

    Through May 31, 1997, the Company's long distance revenues continued to decline. The Company's management believed its AT&T SDN contract discussed herein was non-competitive with other long distance carriers. Specifically, the Company paid approximately $.17 per minute wholesale, whereas its competitors, including AT&T, sold long distance at retail rates of $.15 and below. As a result, the Company experienced greater than normal customer attrition and the loss of almost all of its independent agents.

    In August 1996, AT&T made a claim against the Company for one calling card long distance charges of over $1,000,000 fraudulently charged by an unknown third party to the

Company's account. As a consequence, AT&T withheld all commissions (or discounts) on the regular SDN accounts and applied those commissions to the alleged fraud account without concurrence from the Company. These payments or commissions are approximately $250,000.

    On September 19, 1997, the Company entered into a settlement agreement with AT&T in connection with the disagreements surrounding fraudulent use of the Company's long distance service and the Company's failure to meet certain minimum commitments for its inbound and outbound service during fiscal 1997. AT&T is the Company's primary provider for long distance service. Under the settlement, the Company is obligated to make certain payments on stipulated dates prior to December 12, 1997, when the final payment is due. If the Company fails to make the payments in a timely fashion, AT&T has the right, and the Company would be liable under the prior agreements for unfulfilled commitment payments, which AT&T alleges to be in excess of $6,000,000. In addition, the Company will forego receiving certain amounts previously withheld by AT&T. This settlement resulted in approximately $375,000 being recorded as an expense in fiscal 1997 and the resulting obligation under the settlement agreement to AT&T is included in accrued liabilities in the accompanying financial statements. Pursuant to the settlement, the Company also transferred to AT&T its long distance service for which AT&T was the provider and the Company has no future service commitments with AT&T. Revenues from this service totaled approximately $760,000 in fiscal 1997. The Company currently does not have the funds to make the payments which will commence in November 1997. The Company will have to raise additional funds in either a equity/debt offering. Due to the Company's financial condition, there can be no assurance the Company will be successful in this regard.

    On May 15, 1997, the Company entered into a consulting agreement with Cornwell Consulting Services, Inc. ("CCS") of Dover, Florida. CCS was retained by the Board of Directors to assist in finding a merger candidate, the possible sale of GetNet, and to institute cost cutting measures. The Board of Directors felt that drastic measures where called for as the Company's cash continued to deteriorate, losses from operations have continued, past due taxes are due and owing, the Company was party to numerous lawsuits and continues to experience shortfalls on its carrier commitments. CCS believes that the future existence of the Company is uncertain unless the Company can raise operating capital through the sale of assets or debt/equity financing and/or an appropriate merger partner. Accordingly, both of these areas have been given the top priority by the new management. The CCS agreement terminated September 15, 1997 and was not renewed due to the health of Mr. Larry Cornwell, Acting President. Mr. Cornwell resigned as Acting President as of that date.

    Board members Matt Barletta and Michael J. Canney, resigned on April 16, and May 14, 1997, respectively. To facilitate the attempted turnaround and provide CCS with the necessary power to take action, Robert C. Vaughan, Larry C. Cornwell and Dr. Edward D. Wirth, Jr. were appointed as Directors. Mr. Vaughan resigned on June 6, 1997, leaving Messrs. Cornwell, Wirth and Walko as the Company's remaining Directors. Mr. Cornwell is the interim President and David J. Smith remained as Secretary and Chief Financial Officer, but terminated with the Company on September 12, 1997. Dr. Wirth is the acting President of GetNet.

    In June and July of 1997, the Board of Directors authorized the issuance of 1.2 million shares of the Company's restricted Common Stock in a private transaction. The shares were sold at $0.35 per share to a limited number of individuals. The proceeds of this offering ($420,000) were used to finance the Company's working capital needs and have substantially been expended as of the current date.

    On August 11, 1997, the Company entered into an Agreement and Plan of Reorganization whereby the Company will acquire all of the issued and outstanding shares of Orix Global Communications, Inc. ("Orix") of Las Vegas, Nevada. The Company will issue to the Orix shareholders, 4,500,000 shares of its "restricted" Common Stock and 6,000,000 shares of a newly-authorized Series C Preferred Stock. The Series C is non-voting and will pay cumulative dividends of 8% per annum payable annually. Each share of Series C is redeemable for cash at the election of the holder or convertible into shares of the Company's Common Stock at the election of the holder at any time for a period of three years. After three years, the Company must either convert or redeem the Series C (subject to certain adjustments). The Series C is redeemable at $1.50 per share or converts to
 .6667 shares of the Company's Common Stock. The Series C has a liquidation preference of $1.50 per share. Orix Global Communications, Inc. is located in Las Vegas, Nevada and is a licensed reseller of international telecommunications services, with operations in North America, Latin America, and various Asian countries.

    During August 1997, the Company entered into a consulting agreement with Mr. Kerry Rogers, the president of Orix for a one (1) year period at $10,000 per month.

    (c)  BUSINESS OF ISSUER.

GENERAL

    As a carrier of long distance services, the Company attempts to reduce its variable costs of access to long distance transmission facilities and services. As a long distance carrier, the Company offers its customers the routing equipment and phone lines of the large carriers, such as AT&T, WilTel and other carriers which the Company may contract with in the future. Profits, if any, are derived from the difference between the cost per minute of access bought from the carrier and the cost per minute sold to the customer.

    In November 1995, the Company acquired all the outstanding stock of GetNet International, Inc. of Phoenix, Arizona ("GetNet"). GetNet is a provider of Internet access services to individuals and businesses in Arizona and other parts of the United States. GetNet currently offers subscribers Internet access which is comprised of front-end software, integrated with high quality access service and 24-hour customer support. GetNet's high-speed digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources including E-mail, file transfer, World Wide Web sites, electronic commerce, USENET news groups and database information (including graphics, data and public domain software).

LONG DISTANCE DIVISION

LONG DISTANCE INDUSTRY OVERVIEW

    Since the break-up of AT&T in 1984, the domestic long distance market has roughly doubled to an estimated $65 billion in annual revenues. AT&T has remained dominant, with MCI and Sprint increasing their market shares. These three companies constitute what generally is regarded as the first-tier in the long distance market. Large regional long distance companies, some with national capabilities, such as LDDS Communications, Inc.
("LDDS"), Allnet Communication Services, Inc. ("Allnet"), Cable & Wireless Communications, Inc. and LCI International, constitute the second-tier of the industry.

    First- and second-tier companies, (most notably AT&T, MCI, Sprint and WilTel) actively have been providing long distance products for resale for a number of years in order to capture additional incremental traffic volume. WilTel is a first-tier company and is the fourth largest long distance company in the United States.

    Long distance companies can be categorized by several criteria. One criteria is between facilities-based companies and non-facilities-based companies, or resellers. Facilities-based companies own transmission facilities, such as fiber optic cable, copper wires or digital microwave equipment. Profitability for facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Substantially all of the first- and second-tier long distance companies are facilities-based carriers and generally offer service nationwide. Most facilities-based carriers in the third-tier of the market generally offer their service only in a limited geographic area. Some facilities-based carriers contract with other facilities-based carriers to provide transmission where they have geographic gaps in their facilities. Similarly, non-facilities-based companies contract with facilities-based carriers to provide transmission of their customers' long distance traffic. Pricing in such contracts is typically either on a fixed rate lease basis or a call volume basis. Profitability for non-facilities-based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.

    A second distinction among long distance companies is that of switched versus switchless carriers. Switched carriers have one or more switches, i.e. computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switched carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carrier to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network.

COMPETITION

    Competition in the long distance industry is based upon pricing, customer service, network quality and value-added services such as voice mail, calling cards and debit cards. The success of a non-facilities-based carrier depends almost entirely upon the amount of traffic that it can commit to the underlying carrier; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources entirely to marketing, operations and customer service, deferring the costs of network maintenance and management to the underlying carrier.

    The relationship between carriers, such as the Company, and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates to the small business customer. Small customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long distance customers. By committing to large volumes of traffic, the Company is guaranteeing traffic to the underlying carrier and therefore receives a lower rate than is generally available. The successful, smaller facilities-based carrier efficiently markets its own long distance product, processes orders, verifies credit and provides customer service to large numbers of accounts.

LONG DISTANCE STRATEGY

    The Company will attempt to reduce the current burden of its carrier commitments and compete in the long distance industry through the business combination with Orix discussed more fully in this Report, additional acquisitions of other existing long distance companies and/or their customer accounts. The Company believes continued acquisition(s) would enable the Company to increase revenues and its operating efficiency without a significant increase in overhead.

LONG DISTANCE PRODUCTS AND SUPPLIERS

    In October 1995, the Company signed an agreement for a two year period with WilTel for long distance and data transmission. The agreement allows the Company to act as a long distance carrier in the completion of long distance calls. In addition, the Company orders ATM permanent virtual circuits ("PVCs") for the GetNet backbone from WilTel. The monthly costs of these circuits is applied to the WilTel $50,000 monthly usage commitment and lowers the Company's cost per minute for long distance services. The Company will bill its customers for all calls that the Company routes via the WilTel network.

    The Company's other primary provider of underlying long distance services is AT&T for both outbound and inbound services as noted elsewhere herein. The Company had committed to a large annual dollar usage commitment ($1.8 million) for Software Defined Network ("SDN"). The SDN product was designed by AT&T to allow large, multi-location businesses the ability to create a long distance network by receiving one bill from AT&T for the collective usage of the locations. Under this contract, the Company has committed to sell a certain amount in AT&T long distance each year. If the Company was unable to meet this commitment level in a given year, it agreed to pay AT&T shortfall penalties that are dependent upon the degree to which the Company was short of those commitments. According to AT&T, the Company was currently experiencing a monthly shortfall of approximately $115,000 per month. As discussed herein, the Company has entered into a settlement agreement with AT&T.

LONG DISTANCE MARKETING

    During the fiscal year ended May 31, 1997, the Company lost most of its agents due to its inability to provide a competitive product mix and agent training and support. One remaining sales agent, TMO, accounted for approximately 42% of the Company's revenues on which it received commissions of 32%. At this level of commissions, the Company does not receive any gross margin on the sales originated by this agent, but as a result of this relationship, experiences greater gross margin on the other agents' sales due to volume discounts from AT&T. As the Company is phasing out its use of sales agents, it is unlikely new agents will be recruited in the near future.

INTERNET DIVISION

INTERNET OVERVIEW

    Use of the Internet has grown rapidly since the commercialization of the Internet in the early 1990's. According to industry sources, the number of existing World Wide Web sites has exploded from 23,500 in June of 1995 to over 1.1 million in June of 1997. The astronomical growth in popularity of the Internet, the Company believes, is in large part due to the continuing penetration of computers into households worldwide. The Company also understands that an increasing percentage of computer owners also own modems, which are now pre-installed in a growing number of new computers, allowing access to the Internet in record numbers. Growth statistics from industry sources for the two year period from June 1995 to June 1997, include an increase in numbers of Internet hosts from 6.6 million to 19.5 million, and numbers of Internet domains from 488,000 to
1.3 million. The Company believes that this type of growth in the industry is to be expected to continue at least through the next few years.

    In addition, there has been substantial growth of the informational, entertainment and commercial applications and resources of the Internet and the growing awareness of such resources among individuals. Many computers connected to the Internet are repositories of vast amounts of information, graphics and public domain software. Through an Internet connection, users can access commercial, educational and governmental databases, entertainment software, photographs and videos, newspapers, magazines, library card catalogs, industry newsletters, weather updates and other information. Traditional and emerging Internet applications are also increasing in popularity, including E-mail, File Transfer Protocol ("FTP"), web sites on the World Wide Web, electronic commerce and USENET news groups. Finally, new applications are being created by individuals, educational institutions and companies and are made available at little or no cost through the Internet.

    The increased availability of user-friendly navigational and utility programs provides easier access to the Internet's resources. Internet use is also being promoted by the development of software tools that simplify access to the Internet's applications and resources. Navigational and search tools such as Gopher, Archie, Veronica and WAE, as well as widely used browsing programs and search tools such as Netscape and Internet Explorer, help users access information from the Internet. The foregoing navigational and utility programs are not products of the company nor any affiliate of the Company.

COMPETITION

    The market for Internet access services is extremely competitive, and the Company expects that competition in this market will intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) national and regional commercial Internet service providers, such as PSI, BBN and UUNET, (2) established on-line services companies which currently offer or are expected to offer Internet connectivity; such as America Online ("AOL"), CompuServe, Prodigy, GEnie and Delphi, (3) computer hardware and software and other technology companies, such as IBM and Microsoft, (4) national long distance carriers, such as AT&T, MCI and Sprint that currently offer electronic messaging services, (5) regional telephone companies, such as Pacific Bell, which recently announced a service to provide Internet access, and (6) non-profit or educational Internet service providers.

INTERNET APPLICATIONS

    GetNet provides its subscribers with access to the full range of available Internet applications which include E-mail. E-mail allows an Internet user to exchange messages with any other user who has an E-mail address. Messages can be sent almost instantly to designated individuals or groups on a mailing list.

    The World Wide Web is a browsing and searching system comprised of thousands of computer servers, referred to as home pages, each linked by a special communications protocol called Hypertext. This open protocol allows Internet users to view and access text, graphics, video and audio resident on a home page or to connect instantaneously to related and linked information on the same server or other home pages. Since the Internet is an open system, any company can create a home page on the World Wide Web in order to provide users with product or service information. Users can then solicit more information and, in some cases, make purchases electronically. Browsing programs such as Netscape and Interned Explorer have helped contribute to the rapid growth of the World Wide Web. The Company expects the World Wide Web to continue to grow rapidly as more businesses and consumers become aware of the advantages of communications on the Internet. Neither Netscape nor Internet Explorer are products of the Company nor an affiliate of the Company.

    USENET News Groups is a network of thousands of computers attached to the Internet that provide fortune, or news groups, that allow users to exchange information on a variety of topics of shared interest. Internet users can seek or provide information on diverse topics ranging from sports or other hobbies, to job opportunities, to restaurant and travel suggestions.

    In addition, many of the computers connected to the Internet are repositories for vast and growing amounts of data, graphics, public domain software and other programs that have been made available to the public. For example, with an Internet connection, a user can access commercial, educational and government databases, newspapers, magazines, library card catalogs, industry newsletters, weather updates, and other information. Gopher, Archie, Veronica, WAIS and Telnet are Internet products that assist a user in searching these databases and retrieving data. In addition, customer support is available on-line by calling GetNet or in several manuals dedicated to Internet users, to aid in their attempts to utilize the functions of these products.

    The Internet can also be easily used to move electronic files (including data, programs or text) from one computer to another. This can be very useful for parties that collaborate on data files where the parties are separated by great distances. Unlike a transmission via a fax machine, data transferred over the Internet remains in digital format and does not need to be re-entered by a receiving party. It can be manipulated and then re-transmitted to other Internet users.

INTERNET SERVICES

    GetNet is a provider of Internet services to various individuals and businesses primarily located in the Southwestern part of the United States. The Company offers subscribers complete Internet access comprised of front-end software integrated with high quality access service and customer support. The Company's high-speed, digital telecommunications network provides subscribers with direct access to the full range of Internet applications and resources including E-mail, World Wide Web sites, USENET news groups and database information (including graphics, data and public domain software). GetNet's front-end software features a point-and-click graphical user interface, providing subscribers with an easy-to-use access to the Internet's applications and resources. GetNet has experienced positive growth in its subscriber base since inception.

INTERNET BACKBONE

    The Company has established and maintains a small, high-speed digital network, known as a "backbone," connecting the main Internet NAPs (network access points) in various locations throughout the United States. Cisco 7000 series routers have been installed at three such NAP's, which allow the Company a direct connection to the Internet. Regional exchange points ("REPs") will be created using the Cisco 4700 router. This connection to these NAPs will allow the Company to provide Internet access to other Internet Service Providers ("ISPs"), government and educational institutions as well as customers of all sizes anywhere in the world. The Company believes that its network will be upgradable and will in the future, be able to support new types of data traffic, such as sound and video. The Company has an agreement with WilTel (Worldcom) to provide circuits for the network as well as long distance lines.

    Prior to year end, the Company completed the initial phase of building its Internet backbone, which is comprised of three Network Access Points ("NAPs") in Santa Clara, California (2) and Washington, D.C. (1). In addition, the Company has installed network Points of Presence ("POPs") in three other cities; Phoenix, Arizona; Baltimore, Maryland; and Pittsburgh, Pennsylvania. A POP consists of routers that provide access to and egress from the backbone.

    Due to limited availability of funds, the Company has not yet been able to aggressively market its Internet backbone services to commercial users. As funds are available the Company intends to increase the numbers of NAP and POP connections onto its backbone.

WORLDWIDE WEB DESIGN AND HOSTING

    GetNet maintains a fully-staffed Web department which offer services ranging from Web creation and design, web site maintenance, web site hosting, Internet marketing and secure electronic processing. As the Web business continues to grow, it is the intention of the Web division to capitalize on the business of advertising on the Internet. GetNet has developed some unique programs for markets not yet on target lists of the competition which should allow a leadership role in these specific markets.

INTERNET MARKETING

    The Company has adopted a flat rate pricing structure which the Company believes encourages usage by eliminating subscribers' concerns about incurring significant hourly charges, which has the potential to increase subscriber retention rates. The Company believes that its value price point will help attract new subscribers and facilitate rapid penetration of the individual subscriber market.

GOVERNMENT REGULATION

    The terms and conditions under which the Company provides telecommunications products and Internet services are subject to various government regulation. Federal laws and Federal Communications Commission ("FCC") regulations apply to interstate and international telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

FEDERAL REGULATION OF LONG DISTANCE

    The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to significantly reduced federal regulation. After the recent reclassification of AT&T as a non-dominant carrier in its provisions of domestic services, only the Local Exchange Carriers ("LECs") are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company's. The FCC has proposed that the Regional Bell Operating Companies or RBOCs offering out-of-region interstate inter-exchange services be regulated as non-dominant carriers, as long as such services are offered by an affiliate of the RBOC that complies with certain structural separation requirements, which may make it easier for the

RBOCs to compete directly with the Company for long distance subscribers. These would be the same separation requirements that currently are applicable to independent LECs that provide interstate inter-exchange services, although the FCC on March 21, 1996 initiated a rule-making proceeding in which it is considering whether to modify or eliminate these separation requirements.

    Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which may make it easier for AT&T to compete with the Company for low volume long distance subscribers. Non-dominant carriers are currently required to file international tariffs. The FCC generally does not exercise direct oversight over cost jurisdiction and the level of charges for service of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate and international services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory.
The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecom Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served. On October 31, 1996, the FCC exercised this authority and released an order which, among other things, requires non-dominant Interexchange Carriers ("IXCs") to cancel their currently-filed tariffs for interstate domestic services within nine months of the effective date of the order and prohibits such filings in the future.

    The FCC imposes only minimal reporting requirements on non-dominant resellers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on certain carriers, such as those whose annual operating revenues exceed $100 million.

    On February 8, 1996, President Clinton signed the Telecom Act, which permits, without limitation, the RBOCs to provide domestic and international long distance services to customers located outside of the RBOCs home regions; permits a petitioning RBOC to provide domestic and international long distance service to customers within its home regions upon a finding by the FCC that a petitioning RBOC has satisfied certain criteria for opening up its local exchange network to competition and that its provision of long distance service would further the public interest; and remove existing barriers to entry into local service markets. Additionally, there are significant changes in the manner in which carrier-to-carrier arrangements are regulated at the federal and state level; procedures to revise universal service standards; and, penalties for unauthorized switching of customers. The FCC has instituted proceedings addressing the implementation of this legislation.

    On August 8, 1996, the FCC released its First Report and Order in the Matter of Implementation of the Local Competition Provisions in the Telecom Act the FCC Interconnect Order. In the FCC Interconnect Order, the FCC established nationwide rules designed to encourage new entrants to participate in the local service markets through interconnection with the incumbent local exchange carriers ("ILEC"), resale of the ILECs retail services and unbundled network elements. These rules set the groundwork for the statutory criteria governing

RBOC entry into the long distance market. The Company cannot predict the effect such legislation or the implementing regulations will have on the Company or the industry. Motions to stay implementation of the FCC Interconnect Order have been filed with the FCC and federal courts of appeal.

    Appeals challenging, among other things, the validity of the FCC Interconnect Order have been filed in several federal courts of appeal and assigned to the Eighth Circuit Court of Appeals for disposition. The Eighth Circuit Court of Appeals has stayed the pricing provisions of the FCC Interconnect Order. The United States Supreme Court has declined to review the propriety of the stay.

    The Company cannot predict either the outcome of these challenges and appeals or the eventual effect on its business or the industry in general.

    On December 24, 1996, the FCC released a Notice of Proposed Rulemaking ("NPRM") seeking to reform the FCC's current access charge policies and practices to comport with a competitive or potentially competitive local access service market. On May 7, 1997, the FCC announced that it will issue a series of orders that reform Universal Services Subsidy allocations, adopt various reforms to the existing rate structure for interstate access that are designed to reduce access charges, over time, to more economically efficient levels and rate structures. In particular, the FCC adopted changes to its rate structures for Common Line, Local Switching and Local Transport rate elements. The FCC generally removed from minute-of-use access charges costs that are not incurred on a per-minute-of-use basis, with such costs being recovered through flat rated charges.
Additional charges and details of the FCC's actions are to be addressed when Orders are released within the near future. Access charges are a principal component of the Company's transmission costs. The Company cannot predict whether or not the result of this proceeding will have a material impact upon its financial position or results of operations.

STATE REGULATION

    The intrastate long distance telecommunications of the Company are also subject to various state laws and regulations, including prior certification, notification, and registration requirements. Generally, the Company must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers intrastate long distance services. In most of these jurisdictions the Company must also file and obtain prior regulatory approval of tariffs for its intrastate offerings. Currently, the Company is certified and tariffed where required to provide intrastate service to customers in the continental United States.

    There can be no assurance that the regulatory authorities in one or more of the states will not take action having an adverse effect on the business or financial condition of the Company.

INTERNET SERVICES REGULATION

    The Company's Internet services are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commence on the Internet.

However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the Exon Bill (which was recently approved by the Senate) would prohibit distribution of obscene, lascivious or indecent communications on the Internet. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Further, due to the encryption technology contained in the Company's products, such products are subject to U.S. export controls. There can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute products outside of the United States or electronically.

    The new telecommunications bill includes provisions that would prohibit online services or users from transmitting indecent material without restricting minors access. Online providers are required to make a "good faith" effort to provide users with a means to screen out pornographic material.

RISK FACTORS

    Current and prospective investors should carefully consider the following risk factors, together with the other information contained in this Form 10-KSB, in evaluating the Company and its business. In particular, readers should note the this Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1996 and that actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

Risks Associated With The Company's Business
--------------------------------------------

    PAST FINANCIAL PERFORMANCE OF THE COMPANY AND GOING CONCERN CONSIDERATIONS. The Company incurred net losses of ($4,357,000) and ($2,802,000) for the years ended May 31, 1997 and 1996, respectively and has a working capital deficit of $1,241,000 as of May 31, 1997. The Company expects to incur significant additional losses. There is no assurance that the Company will be able to achieve or sustain profitability in the future or that the Company will be able to continue to finance its losses. The Company's financial statements have been prepared on the basis that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payments on its current obligations, including AT&T, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The Company's financial statements were audited by its independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred losses from operations and has working capital deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company must in the near term raise additional capital to continue to fund operations and pay obligations. There can be no assurance such financing would be available or on what terms.

    POTENTIAL LIABILITIES TO AT&T. The Company is obligated to make certain payments beginning in November 1997 through December 12, 1997 to AT&T. The Company does not currently have the funds to pay the settlement amount agreed to with AT&T. Therefore, the Company is required to raise additional capital, for which there can be no assurance. If the Company doest not pay AT&T the agreed upon settlement on a timely basis, AT&T has the right and the Company has the liability to pay amounts due under past commitments, in excess of $6,000,000, which is disputed by the Company.

    CHANGE OF BUSINESS FOCUS. The Company has only recently shifted away from a long distance provider and entered the Internet access market. This market has not yet generated significant revenues and the Company and its prospects in this market must be considered in light of the risks, expenses and difficulties frequently encountered by companies attempting to develop a new product, particularly companies in new and evolving markets. Furthermore, the limited history of the Company's Internet access business makes projections of future results of operations extremely difficult and uncertain, and therefore there can be no assurance that the Company will generate significant revenues from its Internet operations.

General Corporate Risks
-----------------------

    ELIGIBILITY AND MAINTENANCE. As of May 31, 1997, the Company's financial statements show ($264,000) in net tangible assets. Accordingly, the Company is not meeting the current standards for continued listing on NASDQ which require a minimum shareholder equity of $2,000,000 or the new, more stringent, standards of $2,000,000 in net tangible assets or $500,000 in net income or $35 million in market capitalization for continued listing, which will be phased in February 1997. Therefore, the Company's Common Stock and Warrants are currently subject to delisting by Nasdaq.
If, or when, the Company's securities are delisted from Nasdaq, trading in the Company's securities would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the listed securities.

    PRICE VOLATILITY. The market for the Company's Common Stock is extremely illiquid. Consequently, whenever there are significantly more sellers than buyers or buyers than sellers of the Company's Common Stock, the market price of such stock will fluctuate significantly. The market price of the Company's Common Stock could also be subject to significant fluctuations in response to various factors and events, including quarterly variations in operating results, regulatory or other changes affecting the telecommunications industry generally, announcements of business developments by the Company or its competitors, the addition of customers in connection with acquisitions, the introduction of new services, changes in the cost of long distance service or other operating costs and changes in general market conditions.

    RISK OF LOW-PRICED STOCKS. If the Company's listed securities are delisted from Nasdaq, and no other exclusion from the definition of a "penny stock" under applicable Securities and Exchange Commission regulations were available, such securities would be subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For example, the broker dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies under certain circumstances. Also, the broker dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting from Nasdaq, if it were to occur, could affect the ability and willingness of broker-dealers to sell the Company's securities and the ability of the Company's shareholders and warrantholders to sell their securities in the secondary market.

    NO DIVIDENDS. The Company has not paid cash dividends on its Common Stock and the Company's new management has no intention of paying cash dividends in the foreseeable future. It is the policy of the Company's Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the future earnings, requirements for capital improvements, the operating and financial conditions and other factors deemed relevant by the Company's Board of Directors.

Risks Associated With The Long Distance Industry
------------------------------------------------

    INDUSTRY CUSTOMER ATTRITION. A level of customer attrition is inherent in the long distance industry. Attrition (the average number of customers from whom revenues have terminated or been terminated as a result of non-payment or dropped to zero usage expressed as a percentage of the total number of customers) has averaged approximately 2% per month in the long distance industry.

    THE COMPANY'S CUSTOMER ATTRITION. The level of the Company's customer attrition is significant due to several factors including its carrier commitments at non-competitive rates and disputes with AT&T on fraudulent third-party charges. As a result, the Company has not been competitive with long distance companies and has been unable to pay their agents, as AT&T had suspended all payments to the Company until such time as the AT&T problems were resolved. Consequently, the Company's customer base has rapidly declined, causing a shortfall in its long distance carrier commitments and significantly increased its losses from operations.

    DEPENDENCE ON SERVICES OFFERED BY OTHER CARRIERS. The Company does not own any transmission facilities and its long distance services are dependent upon WilTel and AT&T for the transmission of its customers' calls. Accordingly, the Company's long distance operations are subject to its continued ability to obtain such services at bulk rates.

    COMPETITION. The telecommunications industry is intensely competitive and is significantly affected by the introduction of new services and the market activities of major industry participants. Competition in the growing telecommunications industry is based upon pricing, customer service, network quality and value-added services. The Company competes with AT&T, MCI, Sprint and other national and regional long distance carriers. Most of the Company's competitors have greater name recognition, more extensive transmission networks and greater engineering and marketing capabilities than the Company has access to, and such companies have substantially greater financial and personnel resources than does the Company. These resources may permit certain of the Company's competitors to offer pricing and incentives below those which can be offered by the Company. For example, AT&T is currently selling long distance in certain of the Company's markets at rates below those which the Company is able to profitably offer. Various regulatory factors can also have an impact on the Company's ability to compete. For example, the new Telecommunications Act has reduced the competitive barriers facing all telecommunications companies, especially AT&T and the regional Bell operating companies. The Company's size makes it difficult to have an impact on such regulations. Moreover, certain of the Company's larger competitors may have the ability to influence regulation of the telecommunications industry in a manner unfavorable to small or more recent market entrants such as the Company.

    In addition, the Company was a customer and a competitor of AT&T and other long distance suppliers. The Company was a customer of AT&T and other suppliers because they use such companies' long distance telecommunications services. The Company was a competitor of AT&T and other suppliers in that they directly seek customers who were, or potentially could be customers of AT&T.

    The ability of the Company to compete effectively in the telecommunications industry will depend upon their ability to provide high quality, market-driven services at prices generally similar to, or less than, those charged by its competitors. There can be no assurance that the Company will be able to compete successfully with existing or future companies.

    GOVERNMENT REGULATION. Federal and state regulations, regulatory actions and court decisions have had, and may have in the future both positive and negative effects on the Company and its ability to compete. The Company is subject to regulation by the FCC and various state public service or public utility commissions which typically impose obligations to file tariffs containing the rates, terms and conditions of service. Neither the FCC nor the relevant state utility commission currently regulate the company's profit levels, but they have the authority to do so. The vast majority of states require long distance service providers to apply for authority to provide telecommunications services and to make filings regarding their activities. The multiplicity of state regulations make full compliance with all such regulations a challenge for any multi-state provider. There can be no assurance that regulators or third parties will not raise material issues with regard to the Company's compliance with applicable regulations or that regulatory activities will not have a material adverse effect on the Company.

    OBSOLESCENCE DUE TO TECHNOLOGICAL CHANGE AND NEW SERVICES. The telecommunications industry has been characterized by steady technological change, frequent new service introductions and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and to offer on a timely basis services that meet these evolving industry standards. There can be no assurance that the Company will have sufficient resources to make the investments necessary to acquire new technology or to introduce new services that would satisfy an expanded range of customer needs.

Risks Associated With The Internet Industry
-------------------------------------------

    COMPETITION. The market for Internet access services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability and security of its proposed network infrastructure; ease of access to and navigation of the Internet; the ability of the Company to differentiate itself and its offerings; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

    The Company' current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) other national and regional commercial Internet service providers, such as Performance Systems International ("PSI"), Bolt Beranek & Newman, Inc. ("BBN") and UUNET Technologies ("UUNET"), (2) established on-line services companies that currently offer or are expected to offer Internet access, such as American Online, Inc. ("AOL"), CompuServe Incorporated ("CompuServe") (to be acquired by AOL), Prodigy Services Company ("Prodigy") (a joint venture of International Business Machines Corp. ("IBM") and Sears, Roebuck and Co.), GEnie (a division of General Electric Information Services) ("GEnie"), and Delphi Internet Services ("Delphi") (a division of News Corp.), (3) computer hardware and software and other technology companies, such as IBM and Microsoft Corp. ("Microsoft"), (4) national long distance carriers, such at AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corp.("Sprint") (5) regional telephone companies, such as Pacific Bell, which recently announced a service to provide Internet access, and (6) nonprofit or educational Internet service providers.

    The Company expects that all of the major on-line services companies will compete fully in the Internet access market. Certain companies, including AOL, BBN, CompuServe and PSI, have obtained or expanded their Internet access products and services as a result of acquisitions. In addition, the Company believes that new competitors, including large computer hardware and software, media and telecommunications companies such as the regional telephone companies, will enter the Internet access market, resulting in even greater competition for the Company. For example, Microsoft has introduced an Internet access solution, including front-end software and an on-line service, called "Microsoft Network," that is expected to be competitive with the Company's services. The application software for this on-line service has been bundled with Microsoft's Windows 95 operating system, which may give the service a significant advantage over the on-line and Internet services from other providers, including the Company. In connection with its entrance into the Internet access market, Microsoft announced a strategic alliance with UUNET (including the purchase of a minority investment in UUNET by Microsoft) that will give Microsoft customers access to the Internet through UUNET's POPs. In addition, IBM's most recent version of its OS/2 operating system software includes Internet utilities, and IBM offers Internet access through its own private communications network. The ability of these competitors or others to bundle services and products with Internet connectivity services could place the Company at a significant competitive disadvantage.

    Competition in the Company's markets is expected to focus increasingly on overseas traffic where Internet connectivity services are just beginning to be introduced. The Company does not currently compete in overseas markets, and to the extent the ability to provide connectivity services overseas becomes a competitive advantage in the Internet connectivity industry, the Company may be at a competitive disadvantage relative to other competitors. However, the consummation of the proposed merger with Orix will position the Company to compete in key target international Internet markets.

    Increased competition could result in significant price competition, which in turn could result in significant reductions in the average selling price of the Company's services. In addition, competition could result in increased selling and marketing expenses and related subscriber acquisition costs which could adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition, price or otherwise, could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

    DEPENDENCE ON WILTEL AND OTHER SUPPLIERS. The Company relies on other companies, particularly WilTel, Inc. ("WilTel"), to provide communications capacity via leased telecommunication lines. Pursuant to an addendum to the Company's existing agreement with WilTel, a majority of telecommunications lines that the Company leases will be provided by WilTel. If WilTel is unable or unwilling to continue providing service to the Company in the future, the Company's operations could be materially adversely affected. Although leased telecommunications lines are available from several alternative suppliers, including AT&T, MCI and Sprint, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices, or in a timely fashion.

    The Company is dependent on certain third party suppliers of hardware components. Although the Company attempts to maintain a minimum of two vendors for each required product, certain components used by the Company in providing its networking services are currently acquired from only one source, including high performance routers manufactured by Cisco Systems, Inc. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect the Company.

Risks Associated With The Internet Industry
-------------------------------------------

    SOFTWARE AND SERVICE DEVELOPMENT; TECHNOLOGICAL CHANGE. The market for the Company's services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new software and service introductions. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new services to market in a timely manner, or that software, services or technologies developed by others will not render the Company's services or technologies noncompetitive or obsolete. The Company is also at risk to fundamental changes in the way Internet access services are delivered. Currently, Internet services are accessed primarily by computers and are delivered by telephone lines. If the Internet becomes accessible by screen-based telephones, television or other consumer electronic devices, or customer requirements change the way Internet access is provided, the Company will have to develop new technology or modify its existing technology to accommodate these developments. To mitigate this risk, the Company is currently implementing a technical and market trial of ADSL service, which offers high-speed connectivity to the backbone. There can be no assurance that the Company will succeed in adapting its Internet service business to alternate access devices and technology.

    NEW AND UNCERTAIN MARKET. The market for Internet connectivity services and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet connectivity and/or on-line services, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet access services may also adversely affect the Company's ability to retain new customers, as customers unfamiliar with the Internet may be more likely to discontinue the Company's services after an initial trial period than other subscribers. If demand for Internet services fails to grow, or grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market.

    In order to achieve subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expense and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its subscribers. Since the Internet market is new and the utility of available services is not well understood by new and potential subscribers, the Company is unable to predict future subscriber retention rates. To mitigate these risks, the Company has increased its focus on Web design and hosting, provision of backbone access to other ISP's, call center management services and private labeling marketing programs.

    POTENTIAL LIABILITY FOR CONTENT. Recent legislative proposals aimed at limiting the use of the Internet to transmit certain contents and materials could, if enacted, result in significant potential liability to Internet access providers including the Company. Private suits may also be a possibility for Internet providers for messages posted by subscribers and disseminated through access providers systems. The Company does not currently have the ability to regulate use of the Internet by its customers and has no plans at this time to develop software for this purpose. Accordingly, although the Company carries insurance, it may not be adequate to compensate the Company for any liability that may be imposed. Any imposition of liability in excess of such coverage could have a material adverse effect on the Company.

    GOVERNMENT REGULATION OF INTERNET ACCESS PROVIDERS. Most recently, Congress passed the Telecommunications Bill which makes the transmission of indecent material on the Internet a crime. Under the Bill, Internet access providers will have the responsibility for the material their customers put on the Internet. At this point, the Company is unable to predict the impact or the cost of compliance on its Internet operations. The law or future regulations soon to be adopted may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

EMPLOYEES

    As of August 31, 1997, the Company and GetNet had ten (10) full time employees, including David J. Smith, the Company's Chief Financial Officer and Secretary/Treasurer who terminated with the Company in September 1997. GetNet also employs 4 - 6 part time employees to meet the fluctuating demand in the GetNet call center and for web page design services.

ITEM 2.  PROPERTIES.
-------------------

    The Company currently leases office space consisting of 3,000 square feet at 4110 N. Scottsdale Road, Suite 170, Scottsdale, Arizona 85251 at approximately $5,000 per month pursuant to a three (3) year lease. The Company believes that its facilities are adequate to meet its current needs. GetNet, the Company's wholly-owned subsidiary, leases office space at 7325 North 16th Street, Suite 140, Phoenix, Arizona 85020 under a noncancellable operating lease. In April 1996, GetNet entered into a three
(3) year extension of its lease for approximately $2,000 per month. The Company has vacated this space and is negotiating with a sub-leasee. In addition, in June 1996 GetNet entered into a five (5) year, 1,700 square foot lease at $2,800 per month for its network operations center at 3300 N. Central, Suite 1155, Phoenix, Arizona 85012.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

    The Company is a party to the following legal proceedings:

    On August 30, 1996 a lawsuit was filed in the superior Court of the State of Arizona, Maricopa County by the Company against the Company's former President, Jonathan Miller and his wife, Janeece Miller. The complaint details various causes of action against Mr. Miller, in his capacity as a former Officer and Director of the Company and seeks damages in the amount of $360,835 from the defendants. Mr. Miller filed an answer in September 1996 denying the allegations of the complaint. The Company dismissed this action in 1997 to facilitate the Orix business combination.

    Mrs. Janeece Miller filed a request with the American Arbitration association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This claim was filed with the Arbitration Association on July 31, 1996 and the Company responded, consenting to the arbitration but contesting the allegations in the complaint, asserting that Ms. Miller voluntarily resigned her employment with the Company and that the terms of the severance package do not apply in her situation. The action was dismissed in 1997 with each party paying its own costs and expenses.

    In July 1996, an unknown party fraudulently charged over $1,000,000 in calling card long distance charges on the Company's account. The Company has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company has retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. In September 1997, the Company entered into a settlement agreement with AT&T which settled this dispute, as well as other issues between the parties. See "Recent Developments" for further discussion of the settlement agreement.

    On October 10, 1996, two identical lawsuits were filed in Superior Court of the State of Arizona, Maricopa County by two former officers and employees of GetNet for compensation due pursuant to employment agreements. The plaintiffs requested specific performance as it relates to past compensation, attorneys' fees and costs. The Company settled both lawsuits in March 1997 by paying each plaintiff a sum of $65,000.

    Rebecca F. Kelley, a former employee, filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case number CV96-22519 on December 13, 1996. She has alleged Breach of Contract and Breach of the Covenant of Good Faith And Fair Dealing and requested damages in the amount of $43,735. The Company settled the lawsuit in March 1997 by paying the plaintiff the sum of $30,000 cash and executing a promissory note for approximately $17,000.

    John McMahon, a former employee, filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case No. CV97-05535 on March 26, 1997. He alleged Breach of Contract and Breach of Covenant of Good Faith and Fair Dealing and requested damages in the amount of $33,750. The Company did not prevail on the merits of this case and was required to pay Mr. McMahon approximately $38,000.

    On March 7, 1997, the Company received notification that S.V.V. Sales, Inc. dba Arcada Communications had terminated its merger agreement with the Company. Subsequently, Arcada brought legal action seeking a "break up" fee of $200,000 pursuant to the Merger Agreement. In conjunction with this claim, Arcada withheld payment to the Company of approximately $150,000 of monies billed and supposedly collected from the Company's customers under a "Billing and Collection Agreement" entered into between Arcada and the Company prior to the termination of the Merger Agreement. The Company settled this lawsuit in 1997 by allowing Arcada to retain monies collected under the Billing and Collection Agreement.

    In June 1997, Michael J. Canney, the Company's former President and Chief Executive Officer, filed a lawsuit in Maricopa County, Arizona for monies owing pursuant to his two year employment agreement with the Company. This action is set for arbitration, however the Company has been advised by its attorneys that it may not prevail in this action and may be liable for damages of from $70,000 to $130,000.

    A discussion of this litigation and other matters also under "Commitments and Contingencies" appears at Footnote 7 of the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

    During the fourth quarter of the most recently completed fiscal year, the Company did not submit any matter to a vote of its shareholders. It is anticipated that the Company will hold its Annual Meeting of Shareholders in the Fall of 1997 to elect a new slate of Directors and vote to approve the Orix business combination.

                                 PART II

ITEM 5.  MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED SECURITY
------------------------------------------------------------------------
HOLDER MATTERS.
--------------

    (a)  MARKET INFORMATION.

    The Company's Public Shares and Warrants were approved for listing on the Nasdaq SmallCap Market(SM), effective May 17, 1996, and trade under the symbols "TONE" and "TONEW."

    The range of high and low closing bid quotations for the Company's Public Shares since listing on Nasdaq were obtained from the National Quotation Bureau and are provided below. The volume of trading in the Company's Common Stock has been limited and the bid and ask prices as reported may not be indicative of the value of the Public Shares or the existence of an active trading market. These over-the--counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                             Common            Warrants
                                             ------            --------
    1996 Fiscal Year                   High Bid Low Bid   High Bid  Low Bid
    ----------------                   -------- -------   --------  -------

    Fourth Quarter
     (from May 17, 1996) . . . . . . . $7.625    $5.625    $4.250   $2.000

    1997 Fiscal Year
    ----------------

    First Quarter
     (through August 1996) . . . . . . $6.875    $6.500    $3.875   $3.250

    Second Quarter
     (through November 1996) . . . . . $6.750    $3.000    $3.500   $0.750

    Third Quarter
     (through February 1997) . . . . . $4.000    $1.375    $1.625   $0.500

    Fourth Quarter
     (through May 1997). . . . . . . . $2.125    $0.500    $0.625   $0.125

    On September 15, 1997, the last reported closing bid price for the Public Shares was $1.937 and the last reported closing bid price for the Warrants was $0.34375.

    (b)  HOLDERS.

    The number of record holders of the Company's Common Stock on September 15, 1997 was approximately 750.

    (c)  DIVIDENDS.

    The Company has never paid dividends with respect to its Common Stock and currently does not have any plans to pay cash dividends in the future as it intends to retain future earnings to finance the growth of the business. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

    The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the Company's financial statements and notes hereto attached hereto.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

    When used in this Form 10-KSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues or the Company will be unable to satisfy certain settlement agreements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

GENERAL

    The Company's net revenues were approximately $1.99 million for the year ended May 31, 1997 and $2.2 million for the year ended May 31, 1996.

    Subsequent to year-end, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. Pursuant to the settlement, the Company transferred to AT&T its long distance service for which AT&T was the provider, whose revenues totaled approximately $760,000 in fiscal 1997 and the Company has no future service commitments with AT&T. Under the settlement, the Company is obligated to make payments to AT&T on stipulated dates with the final payment due on December 12, 1997. As a remedy to this settlement, if such payments are not made timely, AT&T has the right, and the Company would be liable, for amounts due under prior agreements. AT&T has alleged this amount is in excess of $6,000,000, which is disputed by the Company. While the obligation under the settlement agreement has been recorded as a liability at May 31, 1997, the Company does not currently have the funds to make these payments.

    Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet provider, AT&T, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations.

    The Company's financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payment on its current obligations, including AT&T, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is aggressively working to increase revenues through a merger, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. Subsequent to year-end, the Company also has reached a settlement with AT&T, raised additional capital, and entered into a merger agreement with another entity. The Company is continuing its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations including AT&T and fund operations. As a result of continuing operating losses and negative working capital, the Company's independent auditors included a "going concern" paragraph with respect to the audited financial statements as of and for the year ended May 31, 1997.

MERGER AGREEMENT

    On August 11, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company will acquire all of the issued and outstanding shares of Orix Global Communications, Inc. ("Orix") of Las Vegas, Nevada. Orix is a licensed reseller of international telecommunications services, with operations in North America, Latin America and various Asian countries. In turn, the Company will issue to the Orix shareholders 4,500,000 shares of its "restricted" Common Stock and 6,000,000 shares of a newly authorized Series C Preferred Stock. The Series C Preferred Stock is non-voting and will pay cumulative dividends of 8% per annum payable annually. Each share of Series C Preferred Stock is redeemable for cash at the election of the holder or convertible into shares of the Company's Common Stock at the election of the holder at any time for a period of three years. After three years, the Company must either convert or redeem the Series C Preferred Stock (subject to certain adjustments). The Series C Preferred Stock is redeemable at $1.50 per share or converts to 0.6667 shares of the Company's Common Stock. The Series C Preferred Stock has a liquidation preference of $1.50 per share. As a result of the Agreement, Orix would acquire control of both management and the Company's Board. The completion of the Agreement is subject to the satisfaction of certain closing conditions set forth in the Agreement and the approval of the shareholders of the Company and Orix.

    If the Agreement is completed, Orix will be considered the acquiring entity, even though the Company is legally the surviving company.
Therefore, future financial statements of the Company will reflect the operations of Orix for prior years and the Company's operations only from the date of the Agreement.

THE GETNET ACQUISITION

    In November 1995, the Company acquired all the outstanding stock of GetNet International, Inc. ("GetNet") of Phoenix, Arizona in exchange for 400,000 shares of the Company's Common Stock. GetNet is a provider of Internet access services to individuals and businesses in Arizona and other parts of the United States. GetNet has constructed a national Internet backbone with Points of Presence ("POP's") in Phoenix, Arizona; Santa Clara, California; Pittsburgh, Pennsylvania; Baltimore, Maryland; and Washington, D.C. GetNet also offers subscribers complete Internet access consisting of front-end software, integrated with high quality access service. GetNet's high-speed digital network provides subscribers with direct access to the full range of Internet applications and resources including E-mail, World Wide Web sites, USENET news groups and database information (including graphics, data and public domain software).
GetNet's front-end software features a point-and-click graphical user interface providing subscribers with easy-to-use access to the Internet's applications and resources. Revenues from GetNet for the period from its acquisition on November 1, 1995 to May 31, 1996 were $287,000 and were $926,000 for the year ended May 31, 1997.

CHANGE OF MANAGEMENT

    As discussed in "Recent Developments," the Company has undergone significant changes in management during the past. Currently, it is uncertain what effect these changes will have on the Company's operating results.

RESULTS OF OPERATIONS

THE COMPANY - FOR THE YEAR ENDED MAY 31, 1997 COMPARED TO THE YEAR ENDED MAY 31, 1996

    Revenue from operations for the year ended May 31, 1997 was $1,992,000, compared to revenues of $2,238,000 for the year ended May 31,
1996.   The decrease in revenues is attributed to significantly lower long distance revenues partially due to the AT&T dispute and the failed merger with Arcada Communications. The long distance customer base has dropped significantly, while the Internet business revenues were substantially higher due to completion of the ATM backbone that allowed GetNet to offer a complete product package to new customers.

    Cost of sales for the year ended May 31, 1997 was $1,990,000, resulting in a gross margin of approximately $2,000 or 0% of net revenue. The gross margin for the year ended May 31, 1996 was $832,000, or approximately 37% of net revenue. The gross margin percentage has eroded due to full cost of the Internet backbone versus a ramping up of new customers and sales to a required level of absorption. Also, the gross margin percentage has decreased due to the impact of the AT&T dispute and the lost margin from lost revenues due to the failed merger. The Company's revenues from its Internet backbone currently do not support the related direct costs. The Company believes increases in revenues can be generated in the Internet backbone without increases in direct costs.

    The financial statements for the year ended May 31, 1996 reflect the inclusion of seven months operations of GetNet which was acquired effective November 1, 1995. GetNet's sales were $287,000 for these seven months with cost of sales of $122,000.

    Selling expenses decreased to $275,000 or 14% of net revenues for the year ended May 31, 1997 from $620,000, or approximately 28% of net revenues for the year ended May 31, 1996. The decrease in selling expenses is lower as a percentage of revenues because long distance, with agent commissions, has become a less significant part of total revenue, while GetNet sales have increased substantially with minimal marketing and selling expense.

    General and administrative expenses increased to $2,330,000 or 117% of net revenue for the year ended May 31, 1997 compared to $1,724,000 or 77% for the year ended May 31, 1996. This increase is, in part, due to fiscal 1997 including a full twelve months of GetNet's operations versus only seven months for fiscal 1996 due to GetNet having been acquired by the Company effective November 1, 1995. During fiscal 1997, the Company staffed the technical support areas of GetNet to manage the growing network. The numerous management changes resulted in periods of overlapping costs, payments made to consultants and legal professionals for specific skills to assist management with specialized problems and situations and programs for future growth of the Company contributed to the inbalance of this cost category on a yearly comparison.

    In March 1997, the Company's planned acquisition of another reseller of telecommunications services was terminated by the reseller. For the year ended May 31, 1997, the costs associated with the planned acquisition of $381,000 have been expensed in operations. In fiscal 1996, the Company abandoned a planned acquisition of another reseller of telecommunications services. For the year ended May 31, 1996, the costs associated with this planned acquisition of $118,000 have been expensed in operations. Also during fiscal 1997, the Company expensed $375,000 associated with its settlement with AT&T as compared to settlements of $871,000 for excess commitments in fiscal 1996.

    The Company has a net loss of $4,357,000 for the year ended May 31, 1997, as compared to a net loss of $2,802,000 for the years ended May 31, 1996. The increase in net loss between the two years is as noted above.

THE COMPANY - FOR THE YEAR ENDED MAY 31, 1996 COMPARED TO THE YEAR ENDED MAY 31, 1995.

    Revenue from operations for the year ended May 31, 1996 was $2,238,000, compared to revenues of $1,952,000 during the ten months ended May 31, 1995, which had two fewer months than fiscal 1996 due to a change in year end in 1995. Therefore, monthly revenues actually decreased for the year ended May 31, 1996 based on a comparable twelve month period.

    Cost of sales for the year ended May 31, 1996 was $1,406,000, resulting in a gross margin of approximately $832,000 or 37% of net revenue. The gross margin for the ten months ended May 31, 1995 was $642,000, approximately 33% of net revenue. The gross margin percentage remained relatively constant as the Company achieved the highest margin currently allowed on its AT&T contract for incremental sales. The AT&T contract is structured on a tiered discount with the more volume achieved, the greater the discount.

    Financial statements ended May 31, 1996 reflect the inclusion of seven months operations of GetNet which was acquired effective November 1, 1995. GetNet's sales were $287,000 for these seven months with cost of sales of $122,000.

    Selling expenses increased to $620,000 or 28% of net revenues for the year ended May 31, 1996 from $337,000, or approximately 17% of net revenues for the prior ten month fiscal year. The increase in selling expenses as a percent of revenue was attributed to the higher commissions earned by one of the Company's agents that contributed a significant volume of customer usage. The sales agent, TMO Communications, Inc. of Phoenix, Arizona ("TMO"), accounted for approximately 42% of revenues for the year ended May 31, 1996 and receives commissions of approximately 32%. At this level, the Company does not receive gross margin on sales originated by this agent, but as a result, experiences greater gross margin on other Company revenues due to volume discounts by AT&T. In addition, in April 1996, the Company agreed to pay TMO an additional $75,000 to settle past misunderstandings between the Company and TMO with respect to the amount of commissions due TMO.

    General and administrative expenses increased to $1,853,000 or 83% of net revenue for the year ended May 31, 1996 compared to $507,000 or 26% for the ten months ended May 31, 1995. During fiscal 1996, the Company paid increased salaries and benefits to its employees of approximately $1,074,000 compared to $374,000 in fiscal 1995, primarily as a result of additional employees, including GetNet employee related expense since November 1, 1995 (date of acquisition) of approximately $311,000. The remaining $646,000 increase in general and administrative costs between the two periods is mainly due to increased office and travel costs associated with the anticipated growth of the Company and increased internal costs associated with the Company's offerings of securities, attempted acquisitions and the inclusion of GetNet's other general and administrative expense from November 1, 1995, which totaled $115,000. Also included in general and administrative expense is bad debt expense, which increased by $162,000 in fiscal 1996, and amortization expense, which increased by approximately $100,000 related to the GetNet acquisition.

    The Company also incurred $471,000 of expense under an agreement with ICG during the year ended May 31, 1996; only $32,000 was incurred in the ten month period ended May 31, 1995, as the contract was entered into in late February 1995. This amount is recorded as a period expense under operating expenses, as the Company experienced insignificant revenues associated with this contract. Such revenues (approximately $34,000) have been offset against the expense.

    The Company also expensed $400,000 during the year ended May 31, 1996 based on a settlement of a past contingent liability on failing to meet its prior minimum commitment for selling "800" services with AT&T.

    Interest expense increased from $12,000 in fiscal 1995 to $172,000 in fiscal 1996 primarily as a result of 70,000 shares of common stock being issued after year end to satisfy an outstanding debt of $210,000. The difference of approximately $250,000 between the then market price of common stock and the related debt is being expensed in operations over the period the note was outstanding. For the year ended May 31, 1996, $125,000 was expensed and the balance will be expensed in the first quarter of fiscal 1997.

    In January 1996, the Company abandoned a planned acquisition of another reseller of telecommunication services. For the year ended May 31, 1996, the costs associated with this planned acquisition of $118,000 have been expensed in operations.

    The Company had a net loss of ($2,802,000) for the year ended May 31, 1996. For the ten months ended May 31, 1995, the Company had a net loss of ($294,000). The increase in net loss between periods is directly attributed to the expense associated with not meeting minimum service commitment levels with its carriers, the significant increase in selling, general and administrative costs in fiscal 1996 which included indirect costs associated with the cost of raising additional capital, hiring of additional personnel, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash position at May 31, 1997 was $160,000 and net working capital deficit was $1,241,000. The Company's cash position has decreased significantly during fiscal 1997 primarily due to the Company's significant operating loses. Subsequent to May 31, 1997, the Company received approximately $420,000 from the issuance of 1,200,000 shares of the Company's Common Stock in a Private Placement.

    Cash used in operations for the Company totaled ($2,941,000) during the year ended May 31, 1997 as compared to ($1,891,000) used in operations during the year ended May 31, 1996. This increase in cash outflows can be primarily attributed to a loss from operations, partially offset by current period non-cash expenses resulting from an increase in the bad debts, the impairment of a customer base and the non-cash cost of common stock issued for payment of interest and services.

    Cash flows used in investing activities consisted primarily of additions to equipment of $734,000 in the year ended May 31, 1997 as compared to $101,000 in the year ended May 31, 1996. The Company also incurred acquisition costs of $25,000 related to the GetNet acquisition in fiscal 1996. In fiscal 1997, the Company incurred $381,000 in costs related to the planned acquisition of another reseller of telecommunication services which was eventually terminated.

    Cash flows from financing activities were $(1,062,000) during the year ended May 31, 1997 as compared to $6,783,000 for the year ended May 31, 1996. Cash flows during the year ended May 31, 1996 were primarily attributed to the receipt of proceeds from the issuance of Common Stock, but was partially offset by costs incurred in connection with the Company's private and public stock offerings. In May 1996, the Company completed its public offering of its Common Stock whereby it sold 1,725,000 shares of Common Stock and Warrants and received net proceeds of approximately $5,830,000. In November 1995, the Company completed a private placement of its Common Stock whereby it sold 350,000 shares of Common Stock. The net proceeds of approximately $600,000 from this offering were used primarily to cover costs associated with the Company's public offerings and other working capital needs.

Cash flows used in financing activities during the year ended May 31, 1997 were primarily attributed to debt repayments.

    Under the Company's former arrangement with AT&T, customer billings and collections were performed by AT&T. Accounts receivable represents the amount the Company's customers owe for actual usage. However, the amount the Company received from AT&T was offset by the payable due to AT&T for the cost of providing the service, which is reflected as an account payable in the financial statements. The net of the receivable and payable is the gross margin the Company receives. AT&T is currently responsible for maintaining the Company's account receivable accounts and withholds payments to the Company for customer accounts over 30 days past due. Such amounts withheld from the Company are offset by the gross margin otherwise payable to the Company.

COMMITMENTS

INTERNED BACKBONE CIRCUIT LEASES

    The Company's continuing commitments primarily relate to telecommunications circuits used in connection with its Internet backbone, under non-cancelable operating leases. The Internet backbone was not completed until fiscal 1997, therefore, lease expense for the year ended May 31, 1996 was minimal. Lease expense for the year ended May 31, 1997 was $1,195,000. As of May 31, 1997, future minimum lease obligations under leases with lease terms in excess of one year are as follows:

For the Year Ended May 31,
--------------------------
    1998                                             $ 1,210,000
    1999                                               1,185,000
    2000                                                 708,000
    2001                                                  63,000
    2002                                                  63,000
  Thereafter                                             241,000
                                                     -----------

                                                     $ 3,470,000
                                                     ===========

    Included in the above amounts is a three-year commitment which began in March 1997 with WilTel, whereby the Company is required to lease a minimum of $70,000 per month in gross billings, before discounts, of telecommunication circuits. Under this agreement, all costs incurred are not only applied dollar-for-dollar against this commitment, but are also concurrently credited 1-1/2 times actual usage against the Company's $50,000 per month long distance service commitment. During the past fiscal year, the actual monthly usage deficiency averaged less than $5,000 per month.

    The Company, however, is obligated to pay for actual monthly usage of telecommunications circuits, which currently approximates $103,000 per month, irrespective of the related usage by the Company's Internet customers. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

    The Company's audited financial statements are included and follow at
Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURES.
---------------------

    On May 28, 1997, the Company was informed by the accounting firm of Hein + Associates LLP, Denver, Colorado, who has acted as certifying accountants for the Company for the years ending May 31, 1996 and 1995 that it was resigning as the Company's auditors effective as of that date.

    None of the prior certifying accountants' reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principle. Their report, however, included an explanatory paragraph regarding the uncertainty as to the Company's ability to continue its operations as a going concern.

    The resignation of Hein + Associates LLP was presented to the Company's Board of Directors on May 28, 1997.

    For the fiscal years ended May 31, 1996 and 1995 and through the date of this Report, the Company is unaware of any disagreement with Hein + Associates LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Hein + Associates LLP's satisfaction, would have caused said accountants to make reference to the subject matter in connection with any report issued by same except that in April 1996, Mr. Vaughan, the Company's former Chairman of the Board and Chief Executive Officer, brought to the attention of the Company's auditors a previously undisclosed letter agreement signed by Mr. Miller (the Company's former President and Director), with a significant sales agent, which provided for a retroactive increase in the sales agents' commissions to 50% from 32%.

    This agreement and its potential ramifications was thoroughly reviewed by the Company's Board of Directors with Hein + Associates LLP. Hein + Associates LLP advised the Board that unless the occurrence was corrected it was unwilling to rely on management's representations. The following actions were taken on behalf of the Company.

    The Board of Directors, with the concurrence and support of Messrs. Miller and Vaughan, determined it appropriate to bring in an experienced manager to institute tighter controls in the areas of finance, overhead, carrier commitments and corporate governance. Accordingly, in April 1996, Mr. Michael Canney was appointed President, Chairman of the Board and Chief Executive Officer. Mr. Miller resigned as a Director and Officer and elected to pursue personal business interests. Mr. Vaughan also resigned as Director and Officer, however, remained as a consultant to the Company through September 1997. The Company also obtained an updated agreement with the sales agent which substantially reaffirmed the Company's prior sales commission arrangement with the sales agent.

    On July 7, 1997, the Company re-retained Hein + Associates LLP as its independent auditors. Hein + Associates LLP were the Company's auditors for the fiscal years ended May 31, 1996 and 1995 and resigned on May 28, 1997. Prior to accepting the audit engagement and subsequent to its prior resignation, the Company did not consult Hein + Associates LLP as to the application of any accounting principles as to a specified transaction or the type of audit opinion that might be rendered on the financial statements.

                                PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------------------------------------------------

    (a)(b)    IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
              SIGNIFICANT EMPLOYEES.

    The following sets forth certain information with respect to the officers and directors of the Company.

                                                     Tenure as Officer
 Name              Age   Position                       or Director
----               ---   --------                  ---------------------

Larry C. Cornwell  55  Chairman of the Board of    From May 1997 to the
                       Directors and Acting        present
                       President (1)

David J. Smith     43  Chief Financial Officer     From October 2, 1995 to
                       and Secretary/Treasurer     September 15, 1997

Norman B. Walko    56  Director                    From November 1, 1995
                                                   to the present

Dr. Edward D.
 Wirth, Jr.        55  Director, Acting President  From May 1997 to the
                       of GetNet International     present

------------------
(1)  Mr. Cornwell resigned as Acting President on September 15, 1997.

     All Directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. The Board of Directors has appointed a compensation committee and an audit committee for the upcoming fiscal year.

     LARRY C. CORNWELL. Mr. Cornwell has been a Director and Acting President of the Company from May 1997 to the present. For the past 5 years, Mr. Cornwell has been the President and Chief Executive Officer of Cornwell Consulting Services, Inc. ("CCS") of Dover, Florida. Mr. Cornwell has over 37 years in the telecommunications industry and with has handled over 20 acquisitions, advised on numerous mergers and assisted with several reorganizations and restructurings of failing companies. Mr. Cornwell specializes in the identifying of potential merger targets, assisting in their valuation, conducting due diligence and formulating post merger strategies.

     DAVID J. SMITH. Mr. Smith joined the Company in September 1995 as a consultant in the accounting and finance division. In October 1995 he was appointed Chief Financial Officer and in June 1996 Secretary/Treasurer. From September 1994 until July 1995, Mr. Smith served as Controller/Accounting Manager for the Phoenix, Arizona branch of Poe & Brown Insurance, a nationwide insurance agency/brokerage based in Daytona Beach, Florida. From July 1982 until September 1994, Mr. Smith served as Controller for Alliance Insurance Group, a regional insurance agency/brokerage based in Phoenix, Arizona. Mr. Smith currently devotes full time to the Company. Mr. Smith terminated on September 15, 1997.

     NORMAN B. WALKO. Mr. Walko has been a Director of the Company from November 1995 to the present. Recently he joined Next Wave Telecom as Vice President in charge of the Southeast Region. From March 1994 to the present Mr. Walko has been Chief Operating Officer of QuestCom Communications of Portola Valley, California, a company formed to participate in wireless telecommunications license auctions. From June 1992 to February 1994, he was General Manager, Central/North Florida with McCaw Cellular Communications, Inc. of Kirkland Washington, a company engaged in cellular telephone service. From March 1989 to June 1992, Mr. Walko was employed by U.S. West Corporation as a general manager. Mr. Walko received a B.S. in Computer Science from Purdue University and a M.B.A. in Marketing from the University of Southern California.

     DR. EDWARD D. WIRTH, JR. Dr. Wirth became a Director of the Company in May 1997. Dr. Wirth is currently acting President, GetNet International. Dr. Wirth is a Managing Partner of Cornwell Consulting Services, is an expert on consulting and employment assignments in the communications industry related to strategic planning, goal analysis, and related modeling; market segmentation and development of target market value propositions, and implementation of complete strategic marketing plans; valuations, acquisitions and divestitures, and post-merger strategic leverage. He holds a B.A. in engineering Science from Dartmouth College, an M.B.A. in Accounting and Marketing from Northwestern University, and a Ph.D. in Social Change/Business from Walden University. Dr. Wirth was a senior manager with various AT&T business units for 30 years. Since retiring from AT&T in January, 1996, Dr. Wirth has been a consultant to Scii Telecom, SA, a Paris-based global supplier of ISDN PC cards; President of Scii Telecom, Inc., responsible for US market development; Principal of The Redington Group, Marketing and Management consultants; a US-based Associate of Co-Managers, a Paris-based International Co-management and venture capital firm; and managing partner of Cornwell Consulting Services. In addition, Dr. Wirth teaches at Florida Institute of Technology in the MBA program, responsible for the Marketing and Business Policy courses.
Dr. Wirth serves on the Advisory Board of the ITT Technical Institute, and has been listed in various editions of Who's Who in Finance and Industry.

LIMITED LIABILITY AND INDEMNIFICATION OF DIRECTORS

     In accordance with the California General Corporation Law, the Company has included a provision in its Articles of Incorporation to limit the personal liability of its directors for violations of their fiduciary duty. The provision eliminates directors liability to the Company or its stockholders for monetary damages, except (i) for any breach of the director's duty of loyalty to the Company or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of dividends or unlawful stock purchases or redemptions, or (iv) for any transaction from which a director derived an improper personal benefit.

     Additionally, in accordance with the California General Corporation Law, the Company's Articles of Incorporation and Bylaws indemnify its directors against liability which they may incur in their capacity as a director against judgments, penalties, fines, settlements and reasonable expenses incurred in connection with threatened, pending or completed civil, criminal, administrative, or investigative proceedings by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the Company if such director acted in good faith and in a manner reasonably believed to be in the best interests of the Company.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     (c)  FAMILY RELATIONSHIPS.

     There are no family relationships among any of the Company's officers and directors.

     (d)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

     (e)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it during the fiscal year ended May 31, 1997, and written representations that no other reports were required, the Company believes that except as described below each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     (a)  GENERAL.

     In April 1996, the Company entered into a two (2) year employment agreement with Michael J. Canney, a former Officer and Director of the Company. Mr. Canney's agreement provided, in part, that he earn an annual salary of $120,000; receive 100,000 stock options exercisable over a five year period at $4.00 per share; and be given a housing allowance of $1,500 per month. In May 1997, Mr. Canney resigned as a Director and was asked by the then members of the Board of Directors to resign as President and Chief Executive Officer. Accordingly, Mr. Canney resigned on approximately May 15, 1997 and made demand for the balance of the monies owning pursuant to his employment agreement. Due to the Company's worsening financial condition, the Company was unable to meet Mr. Canney's demands and consequently, Mr. Canney has filed a lawsuit against the Company. The lawsuit is pending at this time.

     (b)  SUMMARY COMPENSATION TABLE.

     The following table sets forth all compensation paid or accrued by the Company for services of Michael J. Canney, the Company's former President and Chief Executive Officer, for the fiscal year ended May 31, 1997, during the year ended May 31, 1996 and the ten months ended May 31, 1995. No Officer other than Mr. Canney received cash compensation from the Company in excess of $100,000 during such fiscal years.

                       SUMMARY COMPENSATION TABLE

                   Annual Compensation       Long Term Compensation Awards
               -----------------------------------------------------------------------------------------

                                                     Other                                      All
     Name                                            Annual   Restricted              LTIP      Other
      and                                            Compen-    Stock    Options/     Pay-     Compen-
   Principal                     Salary     Bonus    sation    Award(s)    SARs       outs     sation
   Position          Year (1)     ($)        ($)      ($)        ($)        (#)       ($)       ($)
-------------------------------------------------------------------------------------------------------
Michael J. Canney(2)   1997    $120,000    $    0    $    0      N/A        -0-       N/A     $15,000(3)
President and Chief    1996    $ 20,000    $    0    $    0       --        -0-        --     $     0
Executive Officer      1995    $      0    $    0    $    0       --        -0-        --     $     0

-----------------------------------

(1) Periods presented are for the years ended May 31, 1997 and 1996, the ten months ended May 31, 1995.
(2)  Mr. Canney resigned as President and Chief Executive Officer in May
     1997.
(3) Mr. Canney received a housing allowance of approximately $15,000 per year.

COMPENSATION OF DIRECTORS

     The non-employee directors of the Company will receive $250 for each meeting they attend plus expenses. Directors may also receive options as designated by the Board of Directors.

     Mr. Larry C. Cornwell, Acting President and a Director, is a principal of Cornwell Consulting Services, Inc. ("CCS"), a turnaround specialist for companies in financial trouble and in need of restructuring or finding a merger partner. Pursuant to a consulting agreement with CCS, the Company has paid CCS approximately $65,000 through September 15, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee for the fiscal year ended May 31, 1997 consisted of Bruce Walko. During the fiscal year ended May 31, 1997, Mr. Walko was a Director of the Company.

     (c)  OPTION/SAR GRANTS TABLE.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to Michael J. Canney, the Company's former President and Chief Executive Officer, listed in the Executive Compensation Table.

                            Option/SAR Grants
                            -----------------
                            Individual Grants
-----------------------------------------------------------------------------

                                       % of Total
                         Options/      Options/SARs    Exercise
                          SARs         Granted to      or Base
                          Granted      Employees        Price     Expiration
    Name                    (#)       in Fiscal Year  ($/Share)      Date
    ------               --------     --------------  ---------   ----------

Michael J. Canney (2)    250,000 (1)      100%          $4.00        03/01
President and Chief
Executive Officer
----------------------
(1)  All of Mr. Canney's options are currently exercisable.
(2) Michael J. Canney resigned as President and Chief Executive Officer in May 1997.

     In October 1995, David J. Smith, an Officer of the Company, was granted 10,000 options exercisable at $5.00 which expire in October 1997, and 20,000 options exercisable at $6.00 which expire in October 1998.

     In November 1995, the Company granted 60,000 options exercisable at $2.00 per share for a five year period. The options were granted to Joseph Monnig, a significant long distance sales agent, to provide long distance consulting and assistance with the Company's long distance agents.

     In March 1996, the Company granted a total of 450,000 warrants to purchase Common Stock to Messrs Walko, Canney and Barletta, then Directors (150,000 each) of the Company. The warrants are exercisable for a five (5) year period at $4.00 per warrant. Each of these individual's warrants are currently exercisable.

     In March 1996, the Company granted 100,000 warrants to purchase Common Stock to Norbert Zealander, a member of the audit committee. The Warrants are exercisable for a five (5) year period at $4.00 per warrant and are currently exercisable.

     In connection with its recent public offering, the Company granted Barron Chase Securities, Inc., warrants to purchase 150,000 shares of Common Stock and 150,000 Warrants at an exercise price of $6.00. The warrants are exercisable through May 17, 2001.

     In April 1997, the Company granted 100,000 options to purchase Common Stock to Jim Bascom, an employee of GetNet, the Company's subsidiary, exercisable immediately at $1.00 per share for a period of three years.

     (d) AGGREGATED OPTION/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

     Not applicable.

     (e)  TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE.

     Not applicable.

     (f)  COMPENSATION OF DIRECTORS.

     Non-Employee Directors received $250 per meeting attended plus expenses. Employee Directors receive only reimbursement for out-of-pocket expenses. Mr. Cornwell and Mr. Wirth may be deemed to receive the compensation paid to CCS pursuant to its consulting agreement while they are Directors.

     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
          CHANGE-IN-CONTROL ARRANGEMENTS.

     Michael J. Canney, the Company's former President and Director had an employment agreement with the Company through April 1998. In May 1997, Mr. Canney resigned as an Officer and Director and in June 1997, brought legal action against the Company for amounts due under his agreement. The Company is defending this action.

     (h)  REPORTING ON REPRICING OF OPTIONS/SARS.

     Not Applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

     (a)(b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The following table sets forth, as of August 25, 1997 the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) all Executive Officers and Directors of the Company as a group, and (iii) all persons known by the Company to own more than 5% of the Company's Common Stock.
                                          Beneficial Ownership (1)
                                          ------------------------
Name and Address                        Shares               Percent
----------------                        ------               -------
Norman B. Walko                          150,000 (2)            *%
4110 N. Scottsdale Road
Suite 170
Scottsdale, Arizona 85251

David J. Smith                            30,000 (3)            *%
4110 N. Scottsdale Road
Suite 170
Scottsdale, Arizona 85251

Larry C. Cornwell                              0                *%
7120 Stafford Road
Dover, Florida 33527

Dr. Edward D. Wirth, Jr.                       0                *%
7120 Stafford Road
Dover, Florida 33527

All Executive Officers and
Directors as a group (4 persons)         180,000              3.9%
--------------------
* Less than 1%

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the number and percentage owned by each other person listed.
(2)  Includes 150,000 options currently exercisable at $4.00 per share.
(3) Includes 10,000 options currently exercisable at $5.00 per share which expire in October 1997 and 20,000 options exercisable at $6.00 per share which expire in October 1998. Mr. Smith resigned as an Officer of the Company on September 15, 1997.

     (c)  CHANGES IN CONTROL.

     There is no arrangement or understanding known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company except if the Orix business combination is approved by the Company's shareholders at an anticipated Fall 1997 meeting. Orix's management will assume control of the Company's day-to-day operations and control of the Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

     (a)(b)    TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     In May 1997, the Company entered into an agreement with CCS for financial assistance services. Mr. Larry C. Cornwell, Acting President and a Director of the Company, is also a principal of CCS. Dr. Edward D. Wirth, Jr., a Director and Acting President, GetNet International, is a Managing Partner of CCS. CCS has received $65,000 plus expenses through September 15, 1997 when the contract was terminated due to Mr. Cornwell's health. Mr. Cornwell also resigned as Acting President of the Company, effective that date.

     (c)  TRANSACTIONS WITH PROMOTERS.

     See (a) (b) above.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

     (a)  The following documents are filed as a part of this Form 10-KSB:

     1.   Consolidated Financial Statements of Touch Tone America, Inc.:

          Independent Auditor's Report

          Consolidated Balance Sheet - May 31, 1997

          Consolidated Statement of Operations - Year ended May 31, 1996 and year ended May 31, 1997

          Consolidated Statement of Changes in Stockholders' Equity - Year ended May 31, 1996 and year ended May 31, 1997

          Consolidated Statement of Cash Flows - Year ended May 31, 1996 and year ended May 31, 1997

          Notes to Consolidated Financial Statements

     4. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

         Exhibit No.             Description
         -----------             -----------

         1.1 Form of Underwriting Agreement between the Company and Barron Chase Securities, Inc.(1)

         1.2 Form of Representative's Warrant Agreement Option or Warrant Agreement.(1)

         1.3   Form of Agreement Among Underwriters.(1)

         1.4   Form of Selected Dealer Agreement.(1)

         3.1 Certificate of Incorporation dated July 31, 1990 and Amendments thereto.(1)

         3.2   Bylaws.(1)

         3.3   Form of Specimen Common Stock Certificate.(1)

         3.4   Form of Specimen Warrant Certificate.(1)

         4.0   Warrant Agreement between the Company and American
               Securities Stock Transfer, Inc.(1)

        10.1 Acquisition Agreement and addendum thereto between the Company and National Telcom Management, Inc.(1)

        10.2 Financial Advisory Agreement between the Company and Barron Chase Securities, Inc.(1)

        10.3 Form of Merger and Acquisition Agreement between the Company and Barron Chase Securities, Inc.(1)

        10.4   Agreement between AT&T and the Company.(1)

        10.5 Telecommunications Services Agreement between WilTel and the Company.(1)

        10.6 Sales and Distribution Agreement between Paging Network of Arizona and the Company.(1)

        10.7   Employment Agreement with Jonathan Miller and the
               Company.(1)

        10.8   Employment Agreement with Robert C. Vaughan and the
               Company.(1)

        10.9   Employment Agreement with David J. Smith and the
               Company.(1)

       10.10   Agreement between TMO Communications and the Company.(1)

       10.11 National Reseller Agreement between the Company and ICG Access Services, Inc.(1)

       10.12 Release and Settlement Agreement between AT&T and Touch Tone America, Inc.(1)

       10.13 Release and Settlement Agreement between ICG Access Services, Inc. and Touch Tone America, Inc.(1)

       10.14   Agreement with TMO and the Company dated April 18, 1996.(1)

       10.15   Employment Agreement between Michael J. Canney and the
               Company.(1)

       10.16   Consulting Agreement between Robert C. Vaughan and the
               Company.(1)

          27   Financial Data Schedule

--------------------
(1) Incorporated by reference from the like numbered exhibits filed with the Company's Registration Statement on Form SB-2, No. 33-8031.

     (b) During the last quarter of the period covered by this report the Company did not file any current Reports on Form 8-K except on March 12, 1997, the Company filed a Report on Form 8-K reporting under Item 5, the termination of the Arcada Agreement.

     (c) Required exhibits are attached hereto and are listed in Item 13(a)(3) of this Report.

     (d)  Required financial statement schedules are listed and included in
          Item 13(a)(2) of this Report.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                    CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . .F-2

CONSOLIDATED BALANCE SHEET - May 31, 1997  . . . . . . . . . . . . . .F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years
     Ended May 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . .F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY -
     For the Period from June 1, 1995 through May 31, 1997 . . . . . .F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years
     Ended May 31, 1996 and 1997 . . . . . . . . . . . . . . . . . . .F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . .F-7

                      INDEPENDENT AUDITOR'S REPORT



Board of Directors
Touch Tone America, Inc.
Phoenix, Arizona


We have audited the accompanying consolidated balance sheet of Touch Tone America, Inc. and subsidiary as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended May 31, 1996 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Touch Tone America, Inc. as of May 31, 1997, and the results of their operations and their cash flows for the years ended May 31, 1996 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and has negative working capital at May 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
August 8, 1997, except for the first paragraph of Note 4, for which the date is September 19, 1997.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEET
                              MAY 31, 1997


                                 ASSETS
                                 ------

CURRENT ASSETS:
   Cash                                                          $  160,000
   Trade receivables, net allowance for
    doubtful accounts of $156,000                                   154,000
   Prepaid expense                                                   80,000
                                                                 ----------
         Total current assets                                       394,000

EQUIPMENT, net of accumulated depreciation of $275,000              962,000

OTHER:
   Intangibles, net of accumulated amortization
    of $264,000                                                     571,000
   Refundable deposits                                               80,000
                                                                 ----------

TOTAL ASSETS                                                     $2,007,000
                                                                 ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                              $  686,000
   Accrued liabilities                                              816,000
   Deferred revenues                                                 65,000
   Current portion of capital lease obligations                      68,000
                                                                 ----------
         Total current liabilities                                1,635,000

CAPITAL LEASE OBLIGATIONS, net of current portion                    65,000

COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value,
      10,000,000 shares authorized; none outstanding                    -
   Common stock, no par value, 100,000,000
      shares authorized; 3,368,245 shares
      issued and outstanding                                      8,017,000
   Accumulated deficit                                           (7,710,000)
                                                                 ----------
         Total stockholders' equity                                 307,000
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $2,007,000
                                                                 ==========






   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THE YEARS ENDED
                                                          MAY 31,
                                                --------------------------
                                                   1996            1997
                                                ----------      ----------

REVENUES:
   Long distance resell                          $1,951,000      $1,066,000
   Internet access                                  287,000         926,000
                                                 ----------      ----------
                                                  2,238,000       1,992,000

COST OF SALES
   Long distance resell                          (1,284,000)       (787,000)
   Internet access                                 (122,000)     (1,203,000)
                                                 ----------      ----------
                                                 (1,406,000)     (1,990,000)
                                                 ----------      ----------

GROSS MARGIN                                        832,000           2,000

OPERATING EXPENSES:
   Selling                                          620,000         275,000
   General and administrative                     1,724,000       2,330,000
   Amortization, depreciation
    and impairment                                  129,000         580,000
   Severance                                            -           334,000
   Excess circuit commitments and
      other settlements with providers              871,000         375,000
                                                 ----------      ----------
                                                  3,344,000      (3,894,000)
                                                 ----------      ----------

LOSS FROM OPERATIONS                             (2,512,000)     (3,892,000)

OTHER EXPENSES:
   Interest expense, net                           (172,000)        (84,000)
   Absorbed merger and acquisition costs           (118,000)       (381,000)
                                                 ----------      ----------
                                                   (290,000)       (465,000)
                                                 ----------      ----------

NET LOSS                                        $(2,802,000)    $(4,357,000)
                                                 ==========      ==========

LOSS PER SHARE                                   $    (1.81)     $    (1.31)
                                                 ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                  1,552,000       3,323,119
                                                 ==========      ==========






   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    COMMON STOCK          PREFERRED
                               -----------------------      STOCK
                                 NUMBER                   ISSUANCE     ACCUMULATED
                                OF SHARES     AMOUNT        COSTS        DEFICIT        TOTAL
                               ----------   ----------    ---------     ----------    ----------
BALANCE, June 1, 1995         1,305,000    $   73,000    $ (108,000)   $ (551,000)   $ (586,000)

  Issuance of common stock
    in a private placement,
    net of offering costs       350,000       600,000          -             -          600,000
  Issuance of common stock
   for acquisition of GetNet    400,000       800,000          -             -          800,000
  Surrender of common stock    (763,200)         -             -             -             -
  Issuance of common stock
    and warrants in a public
    offering, net of
    offering costs            1,725,000     5,830,000          -             -        5,830,000
  Conversion of redeemable
    preferred stock to
    common stock                187,500      (108,000)      108,000          -         -
  Net loss                         -             -             -       (2,802,000)   (2,802,000)
                             ----------    ----------    ----------    ----------    ----------

BALANCE, May 31, 1996         3,204,300     7,195,000          -       (3,353,000)    3,842,000

  Additional offering costs        -          (67,000)         -             -          (67,000)
  Issuance of common stock
    for debt and imputed
    interest                     70,000       464,000          -             -          464,000
  Issuance of common stock
    for settlement of
    past payable                 45,000       180,000          -             -          180,000
  Issuance of common stock
    for settlement of past
    agreement                     1,500          -             -             -             -
  Issuance of common stock
    for acquisition of
    customer base                37,445       211,000          -             -          211,000
  Stock options issued
    at below market                -            9,000          -             -            9,000
  Issuance of common stock
    for services                 10,000        25,000          -             -           25,000
  Net loss                         -             -             -       (4,357,000)   (4,357,000)
                             ----------    ----------    ----------    ----------    ----------

BALANCE, May 31, 1997         3,368,245    $8,017,000    $     -      $(7,710,000)   $  307,000
                             ==========    ==========    ==========    ==========    ==========










   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   FOR THE YEARS ENDED
                                                         MAY 31,
                                                --------------------------
                                                   1996            1997
                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(2,802,000)    $(4,357,000)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                 129,000         369,000
      Common stock for imputed interest
        and services                                    -           288,000
      Impairment of customer base                       -           211,000
      Bad debt expense                              185,000          94,000
      Absorbed acquisition and merger
        costs                                       118,000         381,000
      Change in assets and liabilities:
        Decrease (increase) in:
          Trade receivables                         128,000          18,000
          Other assets                             (214,000)         56,000
        Increase (decrease) in:
          Accounts payable                          (71,000)        209,000
          Accrued liabilities                       625,000        (197,000)
          Other                                      11,000         (13,000)
                                                 ----------      ----------
      Net cash used in operating
       activities                                (1,891,000)     (2,941,000)

CASH FLOWS FROM INVESTING ACTIVITY:
  Acquisition and merger costs incurred             (25,000)       (381,000)
  Purchase of equipment                            (101,000)       (734,000)
                                                 ----------      ----------
      Net cash used in investing
       activities                                  (126,000)     (1,115,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations             (100,000)        (62,000)
  Proceeds from notes payable to
    stockholders                                    210,000             -
  Payment of notes payable to stockholders              -          (183,000)
  Proceeds from issuance of redeemable
    preferred stock                                 113,000             -
  Repayment of preferred stock                          -          (750,000)
  Proceeds from issuance of common stock          7,816,000             -
  Offering costs incurred                        (1,256,000)        (67,000)
                                                 ----------      ----------
      Net cash provided by (used in)
       financing activities                       6,783,000      (1,062,000)
                                                 ----------      ----------

NET INCREASE (DECREASE) IN CASH                   4,766,000      (5,118,000)

CASH, beginning of period                           512,000       5,278,000
                                                 ----------      ----------

CASH, end of period                              $5,278,000      $  160,000
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

     GetNet is a provider of Internet and World Wide Web access services and web design and hosting services to individuals and businesses in Arizona and other parts of the United States. The Internet is a network of millions of computers around the world which are able to communicate with one another, as well as access the World Wide Web which is a system of documents on a multitude of subjects.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Touch Tone and its subsidiary, GetNet as described above. All significant intercompany accounts and transactions have been eliminated in consolidation.

     BASIS OF ACCOUNTING - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. Customer billings and collections for long distance services are performed by a third party service provider (Provider). Accounts receivable represents the amount the Company's customers owe for actual usage. However, the amount the Company will receive from the Provider will be offset by the payable due to the Provider for the cost of providing the service, which is included in accounts payable in the financial statements. The net of the receivable and payable is the margin (commissions or discounts) the Company receives. The Provider is responsible for maintaining the Company's long distance accounts receivable and withholds payments to the Company for past due customer amounts. Such amounts withheld from the Company are offset by the margin otherwise paid to the Company.

     EQUIPMENT - Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the equipment, generally five years. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense charged to operations was $32,000 and $201,000 for the years ended May 31, 1996 and 1997, respectively.

     INCOME TAXES - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

     IMPAIRMENT OF LONG-LIVED ASSETS - In fiscal 1997, the Company adopted Financial Accounting Standards Board Statement No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the May 31, 1997 financial statements other than the impairment of a customer base purchased during fiscal 1997 whose expected future cash flows are currently expected to be negligible. GetNet has not yet experienced adequate revenues from its "Internet Backbone" operations whereby its revenues exceed the related direct costs (gross margin). If future gross margins do not support the cost capitalized associated with this system, the Company could be required to impair such costs, including the related intangible costs, under this accounting standard.

     CONCENTRATION OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer or counterparty, with the possible exception of its providers (see Note 4), whom provide communication services to the Company. In addition, the Company's representative (see Note 5) has been instrumental in raising capital for the Company.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The Company makes significant estimates as to the amortization period used for its intangibles. Due to the uncertainties inherent in the life of intangibles, and increased competition and technology changes in the telecommunications industry, it is reasonably possible that the estimated life of intangibles could materially change in the forthcoming year.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     trade receivables and accounts payable, approximates their carrying value in the financial statements at May 31, 1997.

     LOSS PER SHARE - Loss per share is generally computed based on the weighted average number of shares outstanding. However, for the periods presented, common and common equivalent shares including the common stock underlying the redeemable preferred stock and common stock options (using the treasury stock method and the public offering price) have been included in the weighted average calculation, as if they were outstanding for the entire period through December 31, 1995.

     STOCK-BASED COMPENSATION - In fiscal 1997, the Company adopted FAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the disclosure requirements prescribed by FAS 123. Adoption of FAS 123 had no effect on the Company's financial statements.


2.   CONTINUED OPERATIONS:
     --------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception and as of May 31, 1997 has a working capital deficit of $1,241,000.

     Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet provider, AT&T, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations. Specifically, AT&T has alleged that amounts in excess of $6,000,000 would be due under past agreements, if the agreed upon settlement is not paid (see Note 4).

     The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payments on its current obligations, including AT&T, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company is aggressively working to increase revenues through a merger, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. Subsequent to year-end, the Company also has reached a settlement with AT&T, raised additional capital, and entered into a merger agreement with another entity. The Company is continuing

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations, including AT&T, and fund operations.


3.   ACQUISITIONS
     ------------

     In August 1997, the Company entered into an agreement and plan of reorganization whereby the Company will acquire all the issued and outstanding shares of Orix Global Communications, Inc. (Orix), based in Las Vegas, Nevada. The Company will issue to the Orix stockholders, 4,500,000 shares of its common stock and 6,000,000 shares of a newly authorized Series C preferred stock. The Series C preferred stock will be non-voting and will pay cumulative annual dividends of 8%. Each share of Series C preferred stock is redeemable for cash at the election of the holder or convertible into shares of the Company's common stock at any time for a period of three years. After three years, the Company must either convert or redeem the Series C preferred stock. The Series C preferred stock is redeemable at $1.50 per share or converts to .67 shares of the Company's common stock. The completion of the merger is subject to approval by the Board of Directors and stockholders of both companies. See Note 4 for discussion of related management contracts.

     In November 1996, the Company signed an agreement to merge with Arcada Communications Inc. (Arcada), based in Seattle, Washington. In March 1997, Arcada terminated the merger agreement and commenced legal action against the Company for break-up fees pursuant to the agreement. The Company in turn counter sued, and in August 1997, two parties settled their dispute. The costs associated with the acquisition of approximately $381,000 has been shown as an expense in the accompanying financial statements.

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

     In August 1995, the Company entered into an acquisition agreement with National Telcom Management, Inc. (NTM) to purchase NTM's long distance customer base. In January 1996, the Company terminated the contract with NTM and forfeited a $90,000 deposit previously paid.
     Accordingly, this amount and other costs associated with the acquisition of approximately $28,000 has been shown as an expense in 1996 in the accompanying financial statements.

     In October 1996, the Company entered into an agreement to acquire certain long-distance customers through the issuance of 37,445 shares of its common stock valued at $211,000. The number of shares issued was based upon multiple future revenues generated by the customer base acquired. Subsequent to the purchase, the revenues generated by this customer base substantially declined and the Company recorded an impairment expense of $211,000 for the entire value of the customer base.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     SERVICE COMMITMENTS - On September 19, 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long-distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. AT&T is the Company's primary provider for long distance service. Under the settlement, the Company is obligated to make certain payments to AT&T on stipulated dates prior to December 12, 1997, when the final payment is due. As a remedy to this settlement, if agreed upon amounts are not paid on a timely basis, AT&T has the right and the Company would be liable for amounts due under prior agreements. AT&T has alleged this amount is in excess of $6,000,000, which is disputed by the Company. While the Company has recorded its obligation under the settlement as a liability as of May 31, 1997, the Company does not currently have the funds to make the required payments. Therefore, additional capital will need to be raised by the Company to satisfy this obligation. In addition, the Company will forego receiving certain amounts previously withheld by AT&T. This settlement resulted in approximately $375,000 being recorded as an expense in fiscal 1997. Pursuant to the settlement, the Company also transferred to AT&T its long-distance service for which AT&T was the provider and the Company has no future service commitments with AT&T. Revenues from this service totaled approximately $760,000 in fiscal 1997.

     The Company also had not met a prior service agreement with AT&T, and consequently, in fiscal 1996 the Company agreed to settle this commitment. During the year ended May 31, 1996, the Company has recorded $400,000 of expense in connection with the settlement of this commitment. During fiscal 1997, the Company did not make certain payments under this settlement agreement due to subsequent disagreements with AT&T. Such amounts have been included in the settlement discussed above.

     The Company had an agreement with ICG Access Services, which required the Company to utilize ICG services or pay ICG the difference between the amount utilized and the minimum monthly commitment. The Company failed to meet this commitment, therefore, in March 1996, the Company renegotiated its agreement whereby ICG was paid approximately $430,000 (including 45,000 shares of common stock valued at $180,000). This settlement resulted in $471,000 of expense being recorded in fiscal 1996.

     The Company has a commitment with WilTel which commenced in October 1996 to sell $50,000 per month of long distance services. This commitment can be satisfied through leases of telecommunication circuits from WilTel for the Internet backbone.

     INTERNET BACKBONE CIRCUIT LEASES - The Company leases certain telecommunication circuits, primarily in connection with its Internet backbone, under non-cancelable operating leases. The Internet backbone was not completed until fiscal 1997, therefore, lease expense for the year ended May 31, 1996 was nominal. Lease expense for the year ended May 31, 1997 was $1,195,000. As of May 31, 1997, future

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     minimum lease obligations under leases with lease terms in excess of one year approximate the following:

          For the Year Ended May 31,
          --------------------------
                    1998                              $ 1,210,000
                    1999                                1,185,000
                    2000                                  708,000
                    2001                                   63,000
                    2002                                   63,000
                    Thereafter                            241,000
                                                      -----------

                                                      $ 3,470,000
                                                      ===========

     Included in the above amounts is a three-year commitment which began in March 1997 with WilTel, whereby the Company is required to lease a minimum of $70,000 per month in gross billings, before discounts, of telecommunication circuits. Under this agreement, all costs incurred are not only applied dollar-for-dollar against this commitment, but are also concurrently credited 1-1/2 times actual usage against the Company's long distance service commitment described above. During the past fiscal year, the actual monthly usage deficiency averaged less than $5,000 per month.

     The Company, however, is obligated to pay for actual monthly usage of telecommunication circuits, which currently approximates $103,000 per month, irrespective of the related usage by the Company's Internet customers. If the Company is unsuccessful in marketing its Internet services, these commitments will result in a substantial loss to the Company, including the possibility of impairing the capitalized costs associated with building the backbone and the intangible cost recorded in connection with the acquisition of GetNet by Touch Tone.

     EMPLOYMENT/CONSULTING AGREEMENTS - During the years ended May 31, 1996 and 1997, the Company entered into employment agreements with various individuals. As of May 31, 1997, the base salary under these agreements aggregate approximately $49,000 in fiscal 1998. The Company may terminate the agreements for cause. If terminated for any other reason, the Company will pay six months salary and benefit allowance if termination occurs in the first year of the agreement and nine months salary and benefit allowance if after the first year. In connection with the employment agreements, certain options were granted as discussed in Note 5.

     In September 1996, two officers of GetNet were terminated.
     Subsequently, the former officers filed suit against the Company for compensation due pursuant to employment agreements. In March 1997, both suits were settled by paying the former officers a total of $130,000.

     In April 1996, two of the Company's officers resigned and terminated their employment agreements and the Company hired a new president/chief executive officer. Subsequently, the Company entered a consulting agreement with the former chief executive officer of the Company to assist the Company in mergers and acquisitions. Under this agreement, the Company agreed to pay a base compensation of

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     $15,000 per month, which under an amended agreement in June 1996 had been extended through October 1997, plus additional compensation based on the level of success of future endeavors. In May 1997, the former chief executive officer (CEO) was reappointed as Director and interim CEO of the Company. In June 1997, he resigned from both of these positions and discontinued providing consulting services.

     In May 1997, the Company's then president/chief executive officer terminated with the Company. In June 1997, this former officer filed an action against the Company alleging payment of approximately $130,000 pursuant to his employment agreement plus triple damages. This action is set for arbitration, the outcome of which the Company believes will not materially alter the financial statements.

     In May 1997, the Company entered into a three-month consulting agreement with Cornwell Consulting Services, Inc. (CCS). This agreement was subsequently extended through September 15, 1997. CCS was retained to assist in locating a merger candidate, the possible sale of GetNet, and to reduce expenses. CCS was paid a fee of $65,000 plus expenses.

     In August 1997, the Company entered into a consulting agreement with the president of Orix. (See Note 3 for discussion of related possible merger with Orix.) The agreement is for a one-year period at $10,000 per month.

     OPERATING LEASES - The Company leases its office facilities and certain equipment under non-cancelable operating leases. Rent expense for the years ended May 31, 1996 and 1997 was $63,000 and $115,000, respectively. At May 31, 1997, future lease obligations under leases with lease terms in excess of one year are as follows:

          For the Year Ended May 31,
          --------------------------
                    1998                              $   126,000
                    1999                                   77,000
                    2000                                   35,000
                    2001                                   35,000
                    2002                                    3,000
                                                      -----------

                                                      $   276,000
                                                      ===========

     CAPITAL LEASES - The Company leases certain equipment which have been recorded as capital leases. Obligations under these capital leases have been recorded at the present value of future minimum lease

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     payments, discounted at rates ranging from approximately 20% to 23%. The capitalized cost of $231,000 less accumulated amortization of $91,000, are included in property and equipment at May 31, 1997. The following is a schedule of future minimum lease payments under capital leases at May 31, 1997:

          For the Year Ended May 31,
          --------------------------
                      1998                           $    80,000
                      1999                                44,000
                      2000                                30,000
                      2001                                15,000
                                                     -----------
       Future minimum lease payment                      169,000
       Less amount representing interest                 (36,000)
                                                     -----------
       Present value of net minimum
        lease payments                                   133,000
       Less current portion                              (68,000)
                                                     -----------

                                                     $    65,000
                                                     ===========

5.   CAPITAL STOCK:
     -------------

     PREFERRED STOCK - In June 1995, the Company completed a private placement of the Company's Series A Convertible Preferred Stock. The Company received $642,000, net of offering costs of $108,000, from issuing 150,000 shares of convertible preferred stock. The shares were redeemed from $750,000 proceeds received in the Company's public offering plus 187,500 shares of common stock.

     The Company has authorized, but unissued 10,000,000 shares of preferred stock, which may be issued in such series and with such preferences as determined by the Company's Board of Directors (see
     Note 3).

     COMMON STOCK - In November 1995, the Company completed a private placement of its common stock whereby it sold 350,000 shares of common stock for $700,000. The Company incurred costs associated with this offering of approximately $100,000.

     Pursuant to an understanding with the Company's Representative, in fiscal 1996, the founding shareholders surrendered an aggregate of 763,200 shares of common stock back to the Company.

     In May 1996, the Company completed a public offering of its common stock and warrants whereby it sold 1,725,000 shares of common stock at $4 per share and 1,725,000 warrants at $.125 per warrant. Net proceeds, after offering costs, were approximately $5,763,000. Each warrant enables the holder to purchase one share of common stock at the public offering price of $4 per share through May 1999. The Company may redeem the warrants at $.25 per warrant, under certain circumstances. The Representative to the offering also received a warrant for the purchase of 150,000 shares of common stock and 150,000 warrants exercisable at $4.80 per share for four years commencing May 1997. At

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     the closing of the public offering, the Company engaged the Representative as a financial advisor to the Company for a fee of $108,000 which is reflected as a prepaid expense and is being amortized on an accelerated basis.

     In June 1996, the Company repaid its preferred shareholders $750,000. An additional $67,000 in printing costs associated with the offering were also recorded.

     In August 1996, the Company issued 70,000 shares of common stock for the exchange of a note payable of $210,000. In connection with this exchange, the Company recorded approximately $254,000 of expense (of which $127,000 was recorded as an expense in the year ended May 31, 1997 and the balance in the prior year) based on the quoted market price at the time the parties agreed to the exchange. The Company has agreed to register these shares for sale under The Securities Act.

     Also in August 1996, the Company issued 45,000 shares to a telecommunications company in settlement of a past debt. An expense of $180,000 related to the issuance of these shares was recorded during the year ended May 31, 1996. The Company has agreed to register these shares for sale under The Securities Act.

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

     Subsequent to year-end, the Company issued 1.2 million shares of its common stock in private offering. The shares were sold at $.35 per share, with net proceeds of approximately $420,000.

     Also, see Note 3 for the common stock issued in connection with the GetNet acquisition and Note 4 for shares issued to settle past debts.

     COMMON STOCK OPTIONS AND DIRECTOR WARRANTS - In fiscal 1996, the Company issued common stock options to an independent significant sales agent (see Note 7). These options, which are currently exercisable, entitle this sales agent to purchase an aggregate of 60,000 shares of common stock for $2.00 per share over five years. As of May 31, 1997, no options have been exercised.

     As part of the various employment agreements, stock options were granted to purchase a total of 625,000 shares (including 390,000 to former officers and directors). At May 31, 1997, options for 370,000 shares were exercisable with the remainder becoming exercisable in fiscal 1998, except for 85,000 options which expired unexercised, at prices ranging from $4 to $6 per share and generally expire one year after becoming exercisable. Also in 1997, the Company issued 100,000 options to an officer exercisable at $1.00 per share.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During fiscal 1996, the Company issued 600,000 warrants to new directors and 100,000 warrants to a member of the Company's compensation committee to purchase common stock. The warrants have an exercise price of $4.00 per share for a period of five years and are currently exercisable. As of May 31, 1997, no options have been exercised.

     The following is a summary of the above stock option and warrant activity (excluding warrants issued in the public offering) for the years ended May 31, 1996 and 1997:

                                       1996                    1997
                              -----------------------  ----------------------
                                            Weighted                Weighted
                                            Average                 Average
                                Number      Exercise     Number     Exercise
                               of Shares      Price    of Shares     Price
                              ----------   ----------  ----------  ----------
   Outstanding,
    beginning of year             15,900      $3.00    1,255,900       $4.29
     Granted                   1,240,000      $4.31      245,000       $3.34
     Forfeitures                     -           -      (100,900)      $4.24
                               ---------               ---------
   Outstanding,
    end of year                1,255,900      $4.29    1,400,000       $4.13
                               =========               =========

     At May 31, 1997, the exercise prices of options and warrants outstanding ranged from $1.00 to $6.00 per share. At May 31, 1996 and 1997, options for 200,900 and 1,130,000 shares (with weighted average exercise prices of $3.32 and $3.86, respectively) were exercisable and options for 270,000 shares become exercisable in fiscal 1998. If not exercised, options and warrants (excluding warrants pursuant to the public offering) outstanding at May 31, 1997, will expire as follows:

                                                               Weighted
                                                               Average
                                               Number          Exercise
          Year Ending January 31,             of Shares          Price
          -----------------------             ----------       ---------
                1998                            210,000          $4.76
                1999                            270,000          $5.26
                2000                            100,000          $1.00
                2001                             60,000          $2.00
                2001                            125,000          $4.00
                2002                            575,000          $4.00
                Thereafter                       60,000          $5.67
                                             ----------

                                              1,400,000          $4.13
                                             ==========

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Presented below is a comparison of the weighted average exercise price and market price of the Company's common stock on the measurement date for all warrants and stock options granted above during 1996 and 1997:


                                              1996                          1997
                                 -----------------------------  -----------------------------
                                 Number of   Exercise   Market  Number of  Exercise   Market
                                  Shares       Price    Price    Shares     Price     Price
                                 --------    --------  -------  ---------  --------  --------
         Market price greater
          than exercise price         -      $  -     $  -      145,000    $4.95     $6.03
         Exercise price greater
          than market price      1,240,000    4.31     2.00     100,000     1.00       .63

     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, $-0-and $9,000 in compensation cost was recognized for grants of options during the years ended May 31, 1996 and 1997, respectively, to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below.

                                                   Years Ended May 31,
                                                --------------------------
                                                   1996            1997
                                                ----------      ----------

      Net loss applicable to common
       stockholders:
         As reported                            $(2,802,000)    $(4,357,000)
         Pro forma                               (2,802,000)     (4,676,000)
      Net loss per common share
         As reported                            $     (1.81)    $     (1.31)
         Pro forma                                    (1.81)          (1.41)


     The fair value of each employee option granted in 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                   Years Ended May 31,
                                                --------------------------
                                                   1996            1997
                                                ----------      ----------

      Expected volatility                              0%            126%
      Risk-free interest rate                        6.5%            6.5%
      Expected dividends                                -               -
      Expected term (in years)                        3.6             2.3
      Contractual term (in years)                     3.6             2.3

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     RESERVED SHARES - The Company has approximately 3,425,000 shares reserved for possible issuance under existing option and warrants outstanding, as previously discussed herein and 8,500,000 shares pursuant to a possible merger, including shares underlying the convertible preferred stock to be issued in the merger.


6.   INCOME TAXES:
     ------------

     As of May 31, 1997, the Company has a net operating loss (NOL) carryforward for tax reporting purposes of approximately $7,300,000, however, a substantial portion may be limited due to changes in ownership of the Company in fiscal 1995 and 1996, pursuant to Section 382 of the Internal Revenue Code, stemming primarily from the issuances of common stock in its public and private offerings and the acquisition of GetNet. This NOL expires in the years 2009 through 2012.

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

     Deferred tax assets resulting from these differences consist of the following:

      Net operating loss carryforward                            $2,847,000
      Other                                                          67,000
                                                                 ----------
         Total                                                    2,914,000
      Less valuation allowance                                   (2,914,000)
                                                                 ----------

         Net deferred tax asset                                  $       -
                                                                 ==========

     The valuation allowance for deferred tax assets increased from $1,320,000 at May 31, 1996 to $2,914,000 at May 31, 1997, due
     primarily to an increase in the Company NOL carryforwards.


7.   SIGNIFICANT SALES AGENT RELATIONSHIP:
     ------------------------------------

     The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of 32% on AT&T long distance sales it originates. At current sales levels, the Company does not realize a direct profit from the sales generated by the agent. If the Company successfully renegotiates its contract with its provider, the Company believes it will then directly realize profit on sales originated by the agent, if a greater discount can be obtained from the provider. Payment of the commissions to the agent is secured by the customer base generated by the sales agent. For the years ended May 31, 1996 and 1997, the sales originated by the agent have accounted for 42% of company AT&T long distance sales. During these periods, the Company has recorded a related expense to the agent of approximately $299,000 and $101,000, respectively, which includes $75,000 paid in fiscal 1996 to settle past misunderstandings between the parties.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   SUPPLEMENTAL CASH FLOW INFORMATION:
     ----------------------------------

     The supplemental cash flow information is as follows:

                                                        FOR THE YEARS
                                                        ENDED MAY 31,
                                                  --------------------------
                                                     1996            1997
                                                  ----------      ----------

      Equipment acquired through
       capital leases                             $  265,000      $      -
                                                  ==========      ==========

      Issuance of common stock for
       GetNet acquisition                         $  800,000      $      -
                                                  ==========      ==========

      Issuance of common stock for
       repayment of notes payable                 $      -        $  210,000
                                                  ==========      ==========

      Issuance of common stock for
       settlement of a liability                  $      -        $  180,000
                                                  ==========      ==========

      Issuance of common stock for
       purchase of customer base                  $      -        $  211,000
                                                  ==========      ==========

9.   SEGMENT INFORMATION:
     -------------------

     The Company's principal operations are in the long distance resell and Internet access industries. The following is selected information about the Company's industry segments for the years ended May 31, 1996 and 1997:

                                             Long
                                            Distance    Internet
         Year Ended May 31, 1996            Resell       Access   Consolidated
         -----------------------          ----------    --------  ------------

     Revenue                              $1,951,000    $287,000  $2,238,000
     Loss from operations                 (2,092,000)   (420,000) (2,512,000)
     Depreciation and amortization            11,000     118,000     129,000
     Capital expenditures                    106,000     260,000     366,000
     Identifiable assets                   5,832,000   1,096,000   6,928,000

                                             Long
                                            Distance    Internet
         Year Ended May 31, 1997            Resell       Access   Consolidated
         -----------------------          ----------    --------  ------------

     Revenue                              $1,066,000  $  926,000  $1,992,000
     Loss from operations                 (2,001,000) (1,891,000) (3,892,000)
     Amortization, depreciation
      and impairment                         235,000     345,000     580,000
     Capital expenditures                    262,000     683,000     945,000
     Identifiable assets                     409,000   1,598,000   2,007,000

                               SIGNATURES
                               ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 1997          TOUCH TONE AMERICA, INC.



                                  By /s/ LARRY C. CORNWELL
                                   ----------------------------------
                                  Larry C. Cornwell, Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                      Title                   Date
       ---------                      -----                   ----



 /s/ LARRY C. CORNWELL       Director               September 15, 1997
----------------------------
Larry C. Cornwell



                             Principal Financial    September __, 1997
---------------------------  and Accounting Officer
David J. Smith               Officer



 /s/ NORMAN B. WALKO         Director               September 15, 1997
---------------------------
Norman B. Walko



/s/Dr. EDWARD D. WIRTH, JR.  Director               September 15, 1997
---------------------------
Dr. Edward D. Wirth, Jr.