Form 10QSB
period 1997-08-31
TOUCH TONE AMERICA INC
filed 1997-10-14
CIK 945364

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                              FORM 10-Q SB



[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1997
                                    ---------------

                                   or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A to N/A
                                    ---    ---

                       Commission File No. 0-24058

                        TOUCH TONE AMERICA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          California                                   33-0424087
     ------------------------------               ----------------------
     State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization               Identification Number)

          4110 N. Scottsdale Road, Suite 170, Scottsdale, Arizona  85251
     -------------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)


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

     At October 10, 1997, 4,568,245 shares of common stock, no par value were outstanding.

     Page 1 of 15 pages.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                          INDEX TO FORM 10-QSB
                             AUGUST 31, 1997


                                                                    PAGE NO.
PART I                                                              --------
------

CONSOLIDATED FINANCIAL STATEMENTS

     a.   Balance Sheets as of May 31, 1997 and
          August 31, 1997 (Unaudited). . . . . . . . . . . . . . . . .F-2

     b.   Statements of Operations for the Three Months Ended
          August 31, 1996 and 1997 (Unaudited) . . . . . . . . . . . .F-3

     c.   Statements of Cash Flows for the Three Months Ended
          August 31, 1996 and 1997 (Unaudited) . . . . . . . . . . . .F-4

     d.   Notes to Consolidated Financial Statements . . . . . . . . .F-5

MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . .F-8

PART II
-------

     a.   Other Information. . . . . . . . . . . . . . . . . . . . . F-11
     b.   Signatures . . . . . . . . . . . . . . . . . . . . . . . . F-13

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS


                                                    MAY 31,        AUGUST 31,
                                                     1997            1997
                                                  ----------      ----------
                                                                  (Unaudited)
                                 ASSETS
                                 ------
CURRENT ASSETS:
   Cash                                          $  160,000      $   73,000
   Trade receivables, net allowance
      for doubtful accounts of $156,000
      and $133,000, respectively                    154,000         130,000
   Prepaid expense                                   80,000          31,000
                                                 ----------      ----------
         Total current assets                       394,000         234,000

EQUIPMENT, net of accumulated
   depreciation of $275,000 and
      $326,000, respectively                        962,000         911,000

OTHER:
   Intangibles, net of accumulated
      amortization of $264,000 and
      $306,000, respectively                        571,000         529,000
   Refundable deposits                               80,000          79,000
                                                 ----------      ----------

TOTAL ASSETS                                     $2,007,000      $1,753,000
                                                 ==========      ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $  686,000      $  797,000
   Accrued liabilities                              816,000         793,000
   Deferred revenues                                 65,000          33,000
   Current portion of capital lease
      obligations                                    68,000          59,000
                                                 ----------      ----------
         Total current liabilities                1,635,000       1,682,000

CAPITAL LEASE OBLIGATIONS, net of
   current portion                                   65,000          57,000

COMMITMENTS AND CONTINGENCIES
   (Notes 4 and 6)

COMMON STOCK AND OTHER STOCKHOLDERS'
 EQUITY:
   Preferred stock, no par value,
      10,000,000 shares authorized;
      none outstanding                                 -               -
   Common stock, no par value,
      100,000,000 shares authorized,
      and 3,368,245 and 4,568,245
      shares issued and outstanding,
      respectively                                8,017,000       8,437,000
   Accumulated deficit                           (7,710,000)     (8,423,000)
                                                 ----------      ----------
         Total stockholders' equity                 307,000          14,000
                                                 ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $2,007,000      $1,753,000
                                                 ==========      ==========

   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                                        FOR THE THREE
                                                        MONTHS ENDED
                                                          AUGUST 31,
                                                 --------------------------
                                                    1996            1997
                                                 ----------      ----------

NET REVENUES:
   Long distance resell                          $  340,000      $  177,000
   Internet access                                  176,000         265,000
                                                 ----------      ----------
                                                    516,000         442,000

COST OF SALES:
   Long distance resell                            (228,000)       (148,000)
   Internet access                                 (142,000)       (461,000)
                                                 ----------      ----------
                                                   (370,000)       (609,000)
                                                 ----------      ----------

GROSS MARGIN                                        146,000        (167,000)

OPERATING EXPENSES:
   Selling                                           58,000          31,000
   General and administrative                       722,000         420,000
   Amortization and depreciation                     90,000          93,000
   Severance agreements                             230,000            -
                                                 ----------      ----------
                                                  1,100,000         544,000
                                                 ----------      ----------

LOSS FROM OPERATIONS                               (954,000)       (711,000)

OTHER EXPENSE -
   Interest expense (income), net                   106,000           2,000
                                                 ----------      ----------

NET LOSS                                        $(1,060,000)     $ (713,000)
                                                 ==========      ==========

LOSS PER SHARE                                   $     (.33)     $     (.19)
                                                 ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS                                3,205,000       3,768,000
                                                 ==========      ==========








   SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)



                                                       FOR THE THREE
                                                       MONTHS ENDED
                                                        AUGUST 31,
                                                ---------------------------
                                                   1996             1997
                                                ----------      -----------

   Net loss                                     $(1,060,000)      $(713,000)
   Adjustments to reconcile net loss
    to net cash from operating
    activities:
      Depreciation and amortization                  90,000          93,000
      Common stock for exchange of
       debt at below market                         127,000            -
      Options issued at below market                173,000            -
      Bad debt expense (recovery)                    67,000         (23,000)
      Change in assets and liabilities:
         Decrease (increase) in:
           Trade receivables                       (143,000)         47,000
           Other assets                             (23,000)         50,000
         Increase (decrease) in:
           Accounts payable                        (110,000)        111,000
           Accrued liabilities                     (241,000)        (23,000)
           Deferred revenue and other                30,000         (32,000)
                                                 ----------      ----------
      Net cash used in operating
         activities                              (1,090,000)       (490,000)

CASH FLOWS FROM INVESTING ACTIVITY -
   Purchase of equipment                           (679,000)           -
                                                 ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations             (18,000)        (17,000)
   Payment of notes payable to
      stockholders                                 (183,000)           -
   Repayment of preferred stock                    (750,000)           -
   Proceeds from issuance of
      common stock                                     -            420,000
   Offering costs incurred                          (67,000)           -
                                                 ----------      ----------
      Net cash provided by (used in)
         financing activities                    (1,018,000)        403,000
                                                 ----------      ----------

NET DECREASE IN CASH                             (2,787,000)        (87,000)

CASH, beginning of period                         5,278,000         160,000
                                                 ----------      ----------

CASH, end of period                              $2,491,000      $   73,000
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


2.   DISCLOSURE SUMMARY:
     ------------------

     Pursuant to rules and regulations of the Securities and Exchange Commission, the Company has elected to omit substantially all the disclosures normally included in financial statements prepared under generally accepted accounting principles. Readers of these financial statements should refer to the Company's Form 10-KSB filed for the year ended May 31, 1997, for additional disclosures as well as other filings with the Securities and Exchange Commission.


3.   UNAUDITED INFORMATION:
     ---------------------

     The Company's balance sheet as of August 31, 1997, and the statement of operations for the three months ended August 31, 1996 and 1997 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

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

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   CONTINUED OPERATIONS:
     --------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception and as of August 31, 1997 has a working capital deficit of $1,448,000.

     Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet circuit providers, AT&T, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations. Specifically, AT&T has alleged that amounts in excess of $6,000,000 would be due under past agreements, if the agreed upon settlement is not paid (see Note 6).

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

     The Company is aggressively working to increase revenues through a merger, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. Subsequent to year-end, the Company also has reached a settlement with AT&T, raised additional capital, and entered into a merger agreement with another entity. The Company is continuing its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations, including AT&T and fund operations.


5.   PROPOSED MERGER:
     ---------------

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

                 TOUCH TONE AMERICA, INC. AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   CONTINGENCIES:
     -------------

     On September 19, 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long-distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. AT&T is the Company's primary provider for long distance service. Under the settlement, the Company is obligated to make certain payments to AT&T on stipulated dates prior to December 12, 1997, when the final payment is due. As a remedy to this settlement, if agreed upon amounts are not paid on a timely basis, AT&T has the right and the Company would be liable for amounts due under prior agreements. AT&T has alleged this amount is in excess of $6,000,000, which is disputed by the Company. While the Company has recorded its obligation under the settlement as a liability as of May 31, 1997, the Company does not currently have the funds to make the required payments. Therefore, additional capital will need to be raised by the Company to satisfy this obligation. In addition, the Company will forego receiving certain amounts previously withheld by AT&T.
     Pursuant to the settlement, the Company also transferred to AT&T its long-distance service for which AT&T was the provider and the Company has no future service commitments with AT&T. Revenues from this service totaled approximately $266,000 and $118,000 for the three months ended August 31, 1996 and 1997.


7.   SIGNIFICANT SALES AGENT RELATIONSHIP:
     ------------------------------------

     The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of 32% on AT&T long distance sales it originates. At current sales levels, the Company does not realize a direct profit from the sales generated by the agent. For the three months ended August 31, 1996 and 1997, the sales originated by the agent have accounted for 34% and 36%, respectively, of company AT&T long distance sales. As the AT&T long distance customer base was transferred to AT&T with the settlement, the Company expects to discontinue its relationship with this sales agent.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                             AUGUST 31, 1997


     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR TOUCH TONE SHOULD BE READ IN CONJUNCTION WITH THE TOUCH TONE FINANCIAL STATEMENTS AND NOTES HERETO ATTACHED HERETO.


FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-QSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's Internet backbone will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

GENERAL

In September 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. Pursuant to the settlement, the Company transferred to AT&T its long distance service for which AT&T was the provider, whose revenues totaled approximately $266,000 and $118,000 for the three months ended August 31, 1996 and 1997 and the Company has no future service commitments with AT&T. Under the settlement, the Company is obligated to make payments to AT&T on stipulated dates with the final payment due on December 12, 1997. As a remedy to this settlement, if such payments are not made timely, AT&T has the right, and the Company would be liable, for amounts due under prior agreements. AT&T has alleged this amount is in excess of $6,000,000, which is disputed by the Company. While the obligation under the settlement agreement has been recorded as a liability at May 31, 1997, the Company does not currently have the funds to make these payments.

Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet circuit providers, AT&T, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations.

The Company's financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payment on its current obligations, including AT&T, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is aggressively working to increase revenues through a merger, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. During the quarter, the Company also has reached a settlement with AT&T, raised additional capital, and entered into a merger agreement with another entity. The Company is continuing its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations including AT&T and fund operations. As a result of continuing operating losses and negative working capital, the Company's independent auditors included a "going concern" paragraph with respect to the audited financial statements as of and for the year ended May 31, 1997.

MERGER AGREEMENT

On August 11, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company will acquire all of the issued and outstanding shares of Orix Global Communications, Inc.
(Orix) of Las Vegas, Nevada. Orix is a licensed reseller of international telecommunications services, with operations in North America, Latin America and various Asian countries. In turn, the Company will issue to the Orix shareholders 4,500,000 shares of its "restricted" Common Stock and 6,000,000 shares of a newly authorized Series C Preferred Stock. The Series C Preferred Stock is non-voting and will pay cumulative dividends of 8% per annum payable annually. Each share of Series C Preferred Stock is redeemable for cash at the election of the holder or convertible into shares of the Company's Common Stock at the election of the holder at any time for a period of three years. After three years, the Company must either convert or redeem the Series C Preferred Stock (subject to certain adjustments). The Series C Preferred Stock is redeemable at $1.50 per share or converts to 0.6667 shares of the Company's Common Stock. The Series C Preferred Stock has a liquidation preference of $1.50 per share. As a result of the Agreement, Orix would acquire control of both management and the Company's Board. The completion of the Agreement is subject to the satisfaction of certain closing conditions set forth in the Agreement and the approval of the shareholders of the Company and Orix.

If the Agreement is completed, Orix will be considered the acquiring entity, even though the Company is legally the surviving company.
Therefore, future financial statements of the Company will reflect the operations of Orix for prior years and the Company's operations only from the date the merger is completed.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1996

Long distance resell revenue for the three months ended August 31, 1997 was $176,000 compared to revenues of $340,000 during the three months ended August 31, 1996. As the Company transferred its AT&T customer base to AT&T as part of its settlement, future revenues for long distance telephone service is expected to decrease. AT&T long distance revenue was $118,000 for the three months ended August 31, 1997.

Cost of sales for long distance service for the three months ended August 31, 1997 was $148,000, resulting in a gross margin of approximately $28,000 or 16% of net revenue. The gross margin for the three months ended August 31, 1996 was $112,000 or 33% of net revenue. The gross margin percentage has decreased due to lower volume. Cost of sales for Internet access for the three months ended August 31, 1997 was $461,000, resulting in a negative gross margin of $(196,000). This negative gross margin is a result of fixed costs for the Internet backbone that exceed revenues currently generated from the service.

Selling expenses were $31,000 or 7% of net revenues for the three months ended August 31, 1997 from $58,000 or 11% of net revenues for the prior comparable period. The decrease in selling expense is due to lower commissions paid on lower long distance sales.

General and administrative expenses decreased to $420,000 or 95% of net revenue for the three months ended August 31, 1997 compared to $722,000 or 140% for the three months ended August 31, 1996. This decrease is, due primarily to lower payroll costs of $137,000 for the three months ended August 31, 1997 as compared to $374,000 for three months ended August 1996, as well as, lower travel and legal costs.

Interest expense, net of interest income in the three-month period ended August 31, 1997, decreased from $106,000 in 1996 to $3,000 in 1997 primarily as a result of 70,000 shares of common stock being issued in August 1996 to satisfy an outstanding debt of $210,000. The difference of approximately $254,000 between the then market price of common stock and the related debt was expensed in operations over the period the note was outstanding. For the three months ended August 31, 1996, $127,000 was expensed and the balance was previously expensed in fiscal 1997.

The Company had a net loss of $713,000 for the three months ended August 31, 1997. For the three months ended August 31, 1996, the Company had a net loss of $1,060,000. The decrease in net loss between periods is directly attributed to the decreasing general and administrative and severance costs, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 1997 was $73,000 and net working capital deficiency was $1,448,000. During the quarter ended August 31, 1997, the Company received approximately $420,000 from the issuance of 1,200,000 shares of the Company's common stock in a private placement. However, the Company's cash position has decreased since May 31, 1997 due primarily to the Company's significant operating losses and fixed commitments.

Cash used in operations for the Company totaled $490,000 during the three months ended August 31, 1997 as compared to $1,090,000 for the three months ended August 31, 1996. This decrease in cash outflows can be primarily attributed to the decreased loss from operations and improved cash flows from receivables and payables.

Cash flows used in investing activities were $-0- during the three months ended August 31, 1997 as compared to $679,000 during the three months ended August 31, 1996. During the three months ended August 31, 1997, the Company's investing activities consisted primarily of costs in constructing GetNet's Internet backbone.

Cash flows provided by financing activities were $403,000 during the three months ended August 31, 1997 as compared to $1,018,000 used by financing activities for the three months ended August 31, 1996. During the three months ended August 31, 1997, cash in flows represent proceeds form the issuance of common stock in a private placement. During the three months ended August 1996, cash out flows can be primarily attributed to payments made to preferred stockholders for the redemption of their preferred stock and repayments of notes payable to stockholders.

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

          In July 1996, an unknown party fraudulently charged over $1,000,000 in calling card long distance charges on the Company's account. The Company has been diligently investigating the matter and has contacted the carrier, AT&T, who denies any responsibility. The Company retained counsel to represent it in this claim and has submitted a letter to AT&T stating its position that it has no liability for the fraud. In September 1997, the Company entered into a settlement agreement with AT&T which settled this dispute, as well as other issues between the parties.

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

          Rebecca F. Kelley, a former employee, filed a lawsuit against the Company in Superior Court, Maricopa County, Arizona, case number CV96-22519 on December 13, 1996. She has alleged Breach of Contract and Breach of the Covenant of Good Faith And Fair Dealing and requested damages in the amount of $43,735. The Company settled the lawsuit in March 1997 by paying the plaintiff the sum of $30,000 cash and executing a promissory note for approximately $17,000, which as of the date of this Report, has been paid off.

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

                    None


ITEM NO. 5     OTHER INFORMATION
               -----------------

                    None

ITEM NO. 6     EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

          On June 12, 1997, the Registrant filed a Report on Form 8-K under
          Item 4, "Changes in Registrant's Certifying Accountants;" on June 27, 1997, the Registrant filed a Report on Form 8-K/A under Item 4, "Changes in Registrant's Certifying Accountants;" on July 7, 1997, the Registrant filed a Report on Form 8-K under Item 4, "Changes in Registrant's Certifying Accountants;" and on August 27, 1997, the Registrant filed a Report on Form 8-K under Item 2, "Acquisition or Disposition of Assets."

                               SIGNATURES
                               ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


TOUCH TONE AMERICA, INC.



/s/ DR. EDWARD D. WIRTH
---------------------------------
Dr. Edward D. Wirth
Director


/s/ N. BRUCE WALKO
---------------------------------
N. Bruce Walko
Director

Date: October 13, 1997