Form 10QSB
period 1997-11-30
TOUCH TONE AMERICA INC
filed 1998-01-16
CIK 945364

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q SB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from N/A  to N/A

                           Commission File No. 0-24058

                            TOUCH TONE AMERICA, INC.
             (Exact name of registrant as specified in its charter)


       California                                    33-0424087
State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization

   1771 E. Flamingo Road, Building B,
       Suite 200, Las Vegas, NV                         89119
(Address of Principal Executive Offices)              (Zip Code)


        Registrant's telephone number, including area code (702) 792-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

At December 31, 1997, 42,166,225 shares of common stock, no par value were outstanding.

Page 1 of 18 pages.

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB


                                                                                        PAGE NO.
                                                                                        --------
PART I

FINANCIAL INFORMATION

    a.   Condensed Consolidated Balance Sheets as of May 31, 1997 and November 30,
         1997 (Unaudited)............................................................       2

    b.   Condensed Consolidated Statements of Operations for the Three and Six Months
         Ended November 30, 1996 and 1997 (Unaudited)................................       3

    c.   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         November 30, 1996 and 1997 (Unaudited)......................................       4

    d.   Notes to Condensed Consolidated Financial Statements........................       5

MANAGEMENT'S DISCUSSION AND ANALYSIS.................................................       8

PART II

    a.   Other Information...........................................................      11
    b.   Signatures..................................................................      17

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             MAY 31,        NOVEMBER 30,
                                                                              1997              1997
                                                                          -----------       -----------
                                                                                *            (Unaudited)
                                       ASSETS
CURRENT ASSETS:
   Cash                                                                   $   160,000       $    13,000
   Trade receivables, net of allowance for doubtful accounts of
      $156,000 and $147,000, respectively                                      14,000            97,000
   Prepaid expense                                                             80,000            24,000
                                                                          -----------       -----------
         Total current assets                                                 394,000           134,000

EQUIPMENT, net of accumulated depreciation of $275,000 and
   $380,000, respectively                                                     962,000           861,000

OTHER:
   Intangibles, net of accumulated amortization of $264,000 and
      $835,453, respectively                                                  571,000              --
   Refundable deposits                                                         80,000            78,000
                                                                          -----------       -----------

TOTAL ASSETS                                                              $ 2,007,000       $ 1,073,000
                                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                       $   686,000       $ 1,191,000
   Accrued liabilities                                                        816,000           765,000
   Deferred revenues                                                           65,000            34,000
   Current portion of capital lease obligations                                68,000            59,000
                                                                          -----------       -----------
         Total current liabilities                                          1,635,000         2,049,000

CAPITAL LEASE OBLIGATIONS, net of current portion                              65,000            46,000

DUE TO ORIX GLOBAL COMMUNICATIONS, INC                                           --              84,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)                                    --                --
                                                                          -----------       -----------
         Total liabilities                                                  1,700,000         2,179,000

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, no par value, 10,000,000 shares authorized; none
      outstanding                                                                --                --
   Common stock, no par value, 100,000,000 shares authorized,
      3,368,245 and 4,568,245 shares issued and outstanding,
      respectively                                                          8,017,000         8,437,000
   Accumulated deficit                                                     (7,710,000)       (9,543,000)
                                                                          -----------       -----------
         Total stockholders' equity (deficit)                                 307,000        (1,106,000)
                                                                          -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 2,007,000       $ 1,073,000
                                                                          ===========       ===========


* Condensed from audited financial statements.


  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE                      FOR THE SIX
                                                   MONTHS ENDED                       MONTHS ENDED
                                                   NOVEMBER 30,                       NOVEMBER 30,
                                            ----------------------------      ----------------------------
                                               1996             1997             1996             1997
                                            -----------      -----------      -----------      -----------
NET REVENUES:
   Long distance resell                     $   273,000      $    17,000      $   613,000      $   194,000
   Internet access                              174,000          268,000          350,000          533,000
                                            -----------      -----------      -----------      -----------
                                                447,000          285,000          963,000          727,000

COST OF SALES:
   Long distance resell                        (222,000)         (67,000)        (451,000)        (215,000)
   Internet access                             (115,000)        (339,000)        (190,000)        (800,000)
                                            -----------      -----------      -----------      -----------
                                                337,000)        (406,000)        (641,000)      (1,015,000)
                                            -----------      -----------      -----------      -----------

GROSS MARGIN                                    110,000         (121,000)         322,000         (288,000)

OPERATING EXPENSES:
   Selling                                       94,000           14,000          152,000           45,000
   General and administrative                   684,000          434,000        1,406,000          854,000
   Amortization, depreciation and asset
      impairment                                 93,000          580,000          183,000          673,000
   Severance agreements                          55,000             --            285,000             --
   Excess circuit commitments                   365,000             --            431,000             --
                                            -----------      -----------      -----------      -----------
                                              1,291,000        1,028,000        2,457,000        1,572,000
                                            -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                         (1,181,000)      (1,149,000)      (2,135,000)      (1,860,000)

OTHER EXPENSE -
   Interest income (expense), net                16,000           29,000          (90,000)          27,000
                                            -----------      -----------      -----------      -----------

NET LOSS                                    $(1,165,000)     $(1,120,000)     $(2,225,000)     $ 1,833,000)
                                            ===========      ===========      ===========      ===========

LOSS PER SHARE                              $      (.35)     $      (.25)     $      (.68)     $      (.44)
                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS                            3,321,000        4,568,000        3,263,000        4,168,000
                                            ===========      ===========      ===========      ===========








  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE SIX
                                                                        MONTHS ENDED
                                                                        NOVEMBER 30,
                                                                 ----------------------------
                                                                    1996             1997
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(2,225,000)     $(1,833,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation, amortization and asset impairment             183,000          672,000
         Common stock for exchange of debt at below market           127,000             --
         Options issued at below market                              173,000             --
         Bad debt expense (recovery)                                 151,000           (9,000)
         Change in assets and liabilities:
             Decrease (increase) in:
                 Trade receivables                                  (130,000)          66,000
                 Other assets                                        (28,000)          58,000
             Increase (decrease) in:
                 Accounts payable                                     23,000          505,000
                 Accrued liabilities                                (184,000)         (51,000)
                 Deferred revenue and other                           27,000          (31,000)
                                                                 -----------      -----------
         Net cash used in operating activities                    (1,883,000)        (623,000)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY -
   Purchase of equipment                                            (733,000)            --
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of capital lease obligations                              (32,000)         (28,000)
   Payment of notes payable to stockholders                         (183,000)            --
   Repayment of preferred stock                                     (750,000)            --
   Proceeds from issuance of common stock                               --            420,000
   Proceeds from ORIX Global Communications, Inc.                       --             84,000
   Offering costs incurred                                           (67,000)            --
                                                                 -----------      -----------
         Net cash provided by (used in) financing activities      (1,032,000)         476,000
                                                                 -----------      -----------

NET DECREASE IN CASH                                              (3,648,000)        (147,000)

CASH, beginning of period                                          5,278,000          160,000
                                                                 -----------      -----------

CASH, end of period                                              $ 1,630,000      $    13,000
                                                                 ===========      ===========






  SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS:

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


3.   UNAUDITED INFORMATION:

     The Company's balance sheet as of November 30, 1997, and the statements of operations for the three and six months ended November 30, 1996 and 1997 are taken from the Company's books and records without audit. Management believes, however, that such information includes all accruals, which are considered recurring in nature, required for the fair presentation of the Company's financial position and results of their operations as of and for the periods then ended. The results of operations for the interim periods presented are not necessarily indicative of results expected for the full year.

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

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   CONTINUED OPERATIONS:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception and as of November 30, 1997 has a working capital deficit of $1,915,000.

     Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet circuit provider, AT&T, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations.

     The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payment on its current obligations, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company is aggressively working to increase revenues through a merger, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. Subsequent to May 31, 1997, the Company also has reached a settlement with AT&T, raised additional capital, and entered into a merger agreement with another entity. The Company is continuing its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations, including AT&T and fund operations.


5.   PROPOSED ACQUISITION:

     In August 1997, the Company entered into an agreement and plan of reorganization whereby the Company will acquire all the issued and outstanding shares of ORIX Global Communications, Inc. (ORIX), based in Las Vegas, Nevada. Such agreement was subsequently amended in November 1997 and December 1997. The revised amended agreement states that the Company will issue to ORIX 33,732,980 shares of the Company's Common Stock, which such number of shares will afford ORIX an 80% equity position in all issued and outstanding shares of common stock on a fully diluted basis. The merger was finalized December 31, 1997. Immediately after the acquisition there were approximately 42,166,225 shares of the Company's Common Stock issued and outstanding.

6.   CONTINGENCIES:

     On September 19, 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long-distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. AT&T was the Company's

                     TOUCH TONE AMERICA, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     primary provider for long distance service. Under the settlement, the Company is obligated to make certain payments to AT&T which payments were made on January 6, 1998. As part of the settlement the Company will forego receiving certain amounts previously withheld by AT&T. Pursuant to the settlement, the Company also transferred to AT&T its long-distance service for which AT&T was the provider and the Company has no future service commitments with AT&T. Revenues from this service totaled approximately $480,000 and $118,000 for the six months ended November 30, 1996 and 1997.


7.   SIGNIFICANT SALES AGENT RELATIONSHIP:

     The Company has an agreement with an independent sales agent, whereby the agent receives maximum commissions of 32% on AT&T long distance sales it originates. At current sales levels, the Company does not realize a profit from the sales generated by the agent. For the six months ended November 30, 1996 and 1997, the sales originated by the agent have accounted for 41% and 40%, respectively, of the Company's AT&T long distance sales. As the AT&T long distance customer base was transferred to AT&T with the settlement discussed above, the Company expects to discontinue its relationship with this sales agent.


8.   SUBSEQUENT EVENTS:

     On December 19, 1997, the Company's wholly owned subsidiary, GetNet International, Inc. filed for Chapter 11 Bankruptcy Code protection. As a result, the remaining balance of goodwill arising from the original purchase, amounting to $487,000 as of November 30, 1997, was written off.

     In December 1997, the Company entered into an agreement to exchange an identical aggregate amount of Touch Tone Series B Preferred Stock for up to $3,046,000 principal amount of convertible debentures and up to $7,918,000 stated value of convertible preferred stock of a publicly traded company.

     In December 1997, the Listing Qualifications Panel of the NASDAQ delisted Touch Tone's securities from inclusion on the NASDAQ Small/Cap Market. The securities will now be listed on NASDAQ's OTC Bulletin Board.

     In January 1998, the Company sold $2,500,000 in debentures. These debentures will pay cumulative dividends at a rate of 8% and are convertible into common shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR TOUCH TONE SHOULD BE READ IN CONJUNCTION WITH THE TOUCH TONE FINANCIAL STATEMENTS AND NOTES ATTACHED HERETO.


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

GENERAL

In September 1997, the Company entered into a settlement agreement with AT&T in connection with certain disagreements surrounding fraudulent use of the Company's long distance service and the Company's failure to meet certain minimum commitments during fiscal 1997. Pursuant to the settlement, the Company transferred to AT&T its long distance service for which AT&T was the provider. Revenues totaled approximately $480,000 and $118,000 for the six months ended November 30, 1996 and 1997 and the Company has no future service commitments with AT&T. Under the settlement, the Company is obligated to make payments to AT&T which were made on January 6, 1998.

Furthermore, the Company has significant telecommunications commitments for its Internet backbone from which it has not experienced adequate revenues to generate a gross margin. Due to cash flow problems, the backbone providers have ceased doing business with the Company. If an increase in revenues on its Internet backbone fail to materialize, additional losses, the amount of which cannot currently be estimated, could be recorded. In addition, the Company has significant liabilities to, among others, its Internet provider, and the IRS for payroll taxes, which if not paid could jeopardize the Company's ability to continue its operations.

The Company's financial statements have been prepared assuming that the Company will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, the Company's raising additional capital, making payment on its current obligations, carrier commitments and the IRS for payroll taxes, meeting the terms of its continuing service commitments and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company was aggressively working to increase revenues through an acquisition, which it believes will ultimately lead to profitable operations and enable the Company to meet its continuing service commitments. Such merger was completed on December 31, 1997. During the period, the Company also reached a settlement with AT&T and raised additional capital. The Company is continuing its efforts to raise additional capital, which will be required, among other things, to satisfy current obligations and fund operations. As a result of continuing operating losses and negative working capital, the Company's independent auditors included a

"going concern" paragraph with respect to the audited financial statements as of, and for the year ended, May 31, 1997.

ACQUISITION

On August 11, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") whereby the Company will acquire all of the issued and outstanding shares of ORIX Global Communications, Inc. (ORIX) of Las Vegas, Nevada. ORIX is a licensed reseller of international telecommunications services, with operations in North America, Latin America and various Asian countries. The agreement was amended in November 1997 and revised in December 1997. The final revised amended agreement calls for the Company to issue to the ORIX shareholders 33,732,980 shares of the Company's Common Stock, which such number of shares will afford ORIX an 80% equity position of all issued and outstanding shares of common stock on a fully diluted basis. As a result of the Agreement, ORIX would acquire control of both management and the Company's Board. The acquisition was completed on December 31, 1997 subject to final approval of the shareholders of the Company. Immediately after the acquisition there were approximately 42,166,225 shares of the Company's Common Stock issued and outstanding.

ORIX is considered the acquiring entity, even though the Company is legally the surviving company. Therefore, future financial statements of the Company will reflect the operations of ORIX for prior years and the Company's operations only from the date the merger is completed.

RESULTS OF OPERATIONS - FOR THE SIX AND THREE MONTH PERIODS ENDED NOVEMBER 30, 1997 COMPARED TO THE SIX AND THREE MONTH PERIODS ENDED NOVEMBER 30, 1996

Long distance resell revenue for the six and three month periods ended November 30, 1997 was $194,000 and $17,000, respectively, compared to revenues of $613,000 and $273,000, respectively, during the six and three month periods ended November 30, 1996. As the Company transferred its AT&T customer base to AT&T as part of its settlement, future revenues for long distance telephone service is expected to continue to decrease. AT&T long distance revenue was $118,000 and $-0-, respectively, for the six and three month periods ended November 30, 1997. Internet access revenue for the six and three month periods ended November 30, 1997 was $533,000 and $268,000, respectively, compared to $350,000 and $174,000, respectively for the six and three month periods ended November 30, 1996.

Cost of sales for long distance service for the six and three month periods ended November 30, 1997 was $215,000 and $67,000, respectively, resulting in a negative gross margin of approximately ($21,000) and ($50,000), respectively or (11%) and (294%), respectively, of net revenue. The gross margin for the six and three month periods ended November 30, 1996 was $162,000 and $51,000, respectively, or 26% and 19%, respectively, of net revenue. The gross margin percentage has decreased due to lower volume. Cost of sales for Internet access for the six and three month periods ended November 30, 1997 was $800,000 and $339,000, respectively, resulting in a negative gross margin of ($267,000) and ($71,000), respectively. This negative gross margin is a result of fixed costs for the Internet backbone that exceed revenues currently generated from the service.

Selling expenses were $45,000 and $14,000, respectively, or 23% and 82%, respectively, of net revenues for the six and three month periods ended November 30, 1997 down from $152,000 and $94,000, respectively, or 16% and 21%, respectively, of net revenues for the prior comparable period. The decrease in selling expense is due to lower commissions paid on lower long distance sales.

General and administrative expenses decreased to $854,000 and $434,000, respectively, or 117% and 152%, respectively, of net revenue for the six and three month periods ended November 30, 1997 compared to $1,406,000 and $684,000, respectively, or 146% and 153%, respectively, for the six and three month periods ended November 30, 1996. This decrease is, due primarily to lower payroll costs of $277,000 and $140,000, respectively, for the six and three month periods ended November 30, 1997 as compared to $616,000 and $242,000, respectively, for the six and three month periods ended November 30, 1996, as well as, lower travel and legal costs.

Interest income (expense), in the six and three-month periods ended November 30, 1997, went from an (expense) income of ($90,000) and $16,000, respectively, in 1996 to income of $27,000 and $29,000, respectively, in 1997 primarily as a result of 70,000 shares of common stock being issued in August 1996 to satisfy an outstanding debt of $210,000. The difference of approximately $254,000 between the then market price of common stock and the related debt was expensed in operations over the period the note was outstanding.

The Company had net losses of $1,833,000 and $1,120,000, respectively, for the six and three month periods ended November 30, 1997. For the six and three month periods ended November 30, 1996, the Company had net losses of $2,225,000 and $165,000, respectively. The decrease in net loss between periods is directly attributed to the decreasing general and administrative and severance costs, and other reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 1997 was $13,000 and net working capital deficiency was $1,915,000. During the six months ended November 30, 1997, the Company received approximately $420,000 from the issuance of 1,200,000 shares of the Company's common stock in a private placement. However, the Company's cash position has decreased since May 31, 1997 due primarily to the Company's significant operating losses and fixed commitments.

Cash used in operations for the Company totaled $623,000 during the six months ended November 30, 1997 as compared to $1,883,000 for the six months ended November 30, 1996. This decrease in cash outflows can be primarily attributed to the decreased loss from operations and improved cash flows from receivables and payables.

Cash flows used in investing activities were $-0- during the six months ended November 30, 1997 as compared to $733,000 during the six months ended November 30, 1996. During the six months ended November 30, 1997, the Company's investing activities consisted primarily of costs in constructing GetNet's Internet backbone.

Cash flows provided by financing activities were $476,000 during the six months ended November 30, 1997 as compared to $1,032,000 used by financing activities for the six months ended November 30, 1996. During the six months ended November 30, 1997, cash in flows represent proceeds from the issuance of common stock in a private placement and proceeds from advances from ORIX. During the six months ended November 30, 1996, cash out flows can be primarily attributed to payments made to preferred stockholders for the redemption of their preferred stock and repayments of notes payable to stockholders.

                            TOUCH TONE AMERICA, INC.

                                     PART II


ITEM NO. 1   Legal Proceedings

                 The Company is a party to the following legal proceedings:

                 On August 30, 1996, a lawsuit was filed in the Superior Court of the State of Arizona, Maricopa County by the Company against the Company's former President, Johnathan Miller and his wife, Janeece Miller. The complaint details various causes of action against Mr. Miller, in his capacity as a former Officer and Director of the Company and seeks damages in the amount of $360,835 from the defendants. Mr. Miller filed an answer in September 1996 denying the allegations of the complaint. The Company dismissed this action in 1997 to facilitate the ORIX business combination.

                 Mrs. Janeece Miller filed a request with the American Arbitration association regarding an alleged breach of her employment agreement. She has made a claim for $32,500 plus attorney's fees and costs as part of her severance package. This claim was filed with the Arbitration Association on July 31, 1996 and the Company has responded, consenting to the arbitration but contesting the allegations in the complaint, asserting that Mrs. Miller voluntarily resigned her employment with the Company and that the terms of the severance package do not apply in her situation. The action was dismissed in 1997 with each party paying its own costs and expenses.

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

                 In June 1997, Michael J. Canney, the Company's former President and Chief Executive Office, filed a lawsuit in Maricopa County, Arizona for monies owing pursuant to his two year employment agreement with the Company. This action is set for arbitration, however the Company has been advised by its attorneys that it may not prevail in this action and may be liable for damages of from $70,000 to $130,000.

                 A discussion of this litigation and other matters under "Commitments and Contingencies" appears at Footnote 7 of the financial statements.

ITEM NO. 2   Changes in Securities

                 None


ITEM NO. 3   Defaults Upon Senior Securities

                 None


ITEM NO. 4   Submission of Matter to a Vote of Securities Holders

                 None


ITEM NO. 5   Other Information

                 On December 31, 1997, Touch Tone America, Inc. (the "Registrant") acquired all the issued and outstanding shares of ORIX Global Communications, Inc., a Nevada corporation ("ORIX") in accordance with the terms of an Agreement and Plan of Reorganization among the Registrant, ORIX and the stockholders of ORIX (the "Acquisition"). The acquisition was consummated by the issuance of 33,732,980 shares of the Registrants's Common Stock to the stockholders of ORIX. Immediately after the acquisition there were approximately 42,166,225 shares of the Registrant's Common Stock issued and outstanding.

                 ORIX operates as a reseller of communication network equipment and circuits, and provides voice, data, video and wireless services in the U.S. and international markets.

                 All of ORIX's outstanding common stock had been held of record and beneficially by seven shareholders. The Registrant has been advised that none of the former ORIX stockholders is acting as a group with respect to the ORIX common stock, nor do any of the former ORIX stockholders share any dispositive or voting powers with respect to their shares of ORIX.

                 In connection with the transaction, Messrs. Kerry L. Rogers, Robert A. Michel, W. Bruce Voss, and Eckley M. Keach were nominated to the Registrant's Board of Directors. They join Messrs. Larry Cornwell, Bruce Walko, and Dr. Edward D. Wirth. The new Board of Directors has elected the following officers:
                 President and Chief Executive Officer - Kerry L. Rogers, Executive Vice-President, Secretary and Chief Financial Officer
                 - Robert A. Michel, and Vice-President - W. Bruce Voss. Bruce Walko, and Dr. Edward D. Wirth agreed to resign as Directors of the Registrant following stockholder ratification of the Acquisition.

                 The Acquisition remains subject to the ratification by a majority of the shareholders of the Registrant, excluding the former stockholders of ORIX. Should the stockholders of the Registrant not ratify the acquisition, the ORIX stockholders have the right under the Agreement and Plan of Reorganization to cause the Registrant to undo the Acquisition and to make the parties whole and in the same position they were in prior to the closing of the Acquisition.

                 The basis upon which shares of ORIX's Common Stock were exchanged for the shares of Common Stock of the Registrant was established through arm's length negotiations between the Registrant and ORIX. There was no relationship between ORIX or its stockholders, on the one hand, and the Registrant, on the other hand, prior to entering into the Acquisition Agreement, except for the consulting agreement entered into in August 1997 with Kerry Rogers, the President of ORIX, to serve as a consultant to the Board of Directors of the Registrant on a month to month basis until shareholder approval of the Acquisition.

                 The Registrant has begun to relocate its principal executive offices to ORIX's corporate office at 1771 E. Flamingo Blvd., Bldg. B, Suite 200, Las Vegas, NV. The Registrant's phone is 702.792.2500.

                 OTHER EVENTS

                    (i) On December 16, 1997, the Registrant announced that the
                        NASDAQ notified the Registrant that as a result of its failure to satisfy the listing requirements for continued listing on the NASDAQ Small/Cap Market the Registrant's Common Stock was delisted. This determination was made by the Listing Qualification Panel following a verbal hearing before the Panel on December 4, 1997 in connection with the Registrant's request for the continued inclusion on the NASDAQ Small/Cap Market notwithstanding its failure to meet the total assets and capital surplus requirements that are set forth in the NASD Marketplace Rules. Based on the contemplated acqusition of ORIX and an envisaged private placement, the Panel was of the opinion that the proposed transactions would result in a change of control, financial structure and business, and that the NASD Marketplace Rules for initial inclusion requirements are applicable.

                    (ii)On December 19, 1997, GetNet International, Inc., the
                        Registrant's wholly owned subsidiary, filed a Voluntary Petition for Chapter 11 Reorganization with the United

                        States Bankruptcy Court, District of Arizona - Phoenix Division. Management of GetNet International, Inc., believes that the reorganization will give it the ability to refashion its relationship with its primary carrier, protect its customers and execute its business plan.

                 On December 31, 1997, the Registrant entered into a Securities Purchase Agreement with Infinity Investors Limited, a Nevis West Indies corporation ("Infinity"), pursuant to which the Registrant agreed to issue and sell to Infinity $2,500,000 principal amount of 8% Convertible Exchangeable Debentures due December 31, 1999. (the "Debentures").

                 Effective on the first business day following the ratification by a majority of the Registrant's shareholders of the acquisition of all the issued and outstanding shares of ORIX ("Shareholder Ratification"), the outstanding principal balance (together with accrued and unpaid interest) of the Debentures shall be automatically exchanged for an equal stated amount of the Registrant's Series B Preferred Shares. The Registrant agreed to use its best lawful efforts to obtain such shareholder ratification as soon as practicable following the closing and in all events by June 30, 1998. In the event Shareholder Ratification is not obtained by then, Infinity may require the Registrant and ORIX, jointly and severally, to repay the Debentures. This obligation is secured by a pledge to Infinity (x) by the Registrant and each ORIX shareholder of all outstanding capital stock of ORIX pursuant to a certain Stock Pledge Agreement, and (y) by ORIX of all of its assets pursuant to a certain Asset Pledge Agreement. Infinity agreed to refrain from exercising these remedies for a period of thirty (30) days following such event during which period ORIX shall in good faith seek to repay the Debenture. Moreover, the Registrant further agreed to submit to the Registrant's shareholders the reincorporation of the Registrant from the State of California to the State of Delaware.

                 The proceeds of the private placement, after satisfaction of the settlement agreement with AT&T in the amount of $150,000 and payment of the expenses of the transaction, were advanced by the Registrant to ORIX (the "ORIX advance"). The funds will be used to expand the Mexican network and the LatinGate, and for general working and growth capital requirements. An amount of $420,000 was retained by the escrow agent until consummation of the acquisition of all the issued and outstanding shares of UCI Teleport, Inc., a Florida corporation, which holds the rights to acquire an earth satellite station in Florida. ORIX agreed to reimburse the ORIX Advance no later that December 31, 1999, except in the event Shareholder Ratification is not obtained.

                 The Series B Preferred Shares consists of 10,000 which were advanced by the Registrant to ORIX and the stated value shall be $1,000 per share. The Series B Preferred Stock shall rank prior to the Registrant's common stock, and to any class or series of capital stock of the Registrant. The Series B Preferred Shares shall pay a cumulative dividend of 8% per year. The holders of Series B Preferred Shares are entitled to liquidation preference upon liquidation, dissolution or winding up of the Registrant in an amount equal to $1,000 per share plus all accrued and unpaid dividends. In certain events, including the change of control of the Registrant, the Registrant may be required to redeem the Series B Preferred Stock. The Registrant agreed to file with the Secretary of State of California the Series B Preferred Shares Certificate of Designation as soon as practicable after the Closing.

                 The Series B Preferred Stock may be converted into shares of the Registrant's common stock. The "Conversion Price" shall be $1.46. During each of the calendar months of March through July, 1998 the Conversion Price shall be reset at the lower of $1.46 and the then applicable Reset Price. The Reset Price shall be the daily-weighted average sales price on the principal securities exchange for the immediately preceding calendar month. In no event shall a holder of the Convertible Debenture be entitled to convert any portion of the Debenture and the Option Debentures in excess of that number of shares upon conversion of which the sum of the number of shares of Common Stock beneficially owned would result in beneficial ownership by a holder of more that 4.9% of the outstanding shares of Common Stock.

                 On December 31, 1997, the Registrant entered into an Option Agreement with Infinity pursuant to which the Registrant agreed to grant to Infinity an option to assign and convey to the Registrant debentures, preferred shares and/or commons shares of United Petroleum Corporation, a Delaware corporation (the "UPC Securities") with an Exchange amount not to exceed, in the aggregate for all such assignments, $11,000,000 (the "Maximum Exchange Amount"). The Option may be exercised at any time prior to the second anniversary date of the Option Agreement. Upon exercise of the Option, the escrow agent will issue to Infinity either 8% convertible exchangeable debentures due December 31, 1999 (if the Shareholder Ratification has not occurred) (the "Option Debentures") or Series C Preferred Shares (if the Shareholder Ratification has occurred).

                 The Registrant agreed to file with the Secretary of State of California the Series C Preferred Shares Certificate of Designation and deposited in escrow pursuant to the terms of the Escrow Agreement the Option Debenture in the aggregate principal balance of the Maximum Exchange Amount.

                 Effective on the first business day following the ratification by a majority of the Registrants's shareholders of the Acqusition of all the issued and outstanding shares of ORIX, the outstanding principal balance (together with accrued and unpaid interest) of the Option Debentures shall be automatically exchanged for an equal stated amount of the Registrant's Series C Preferred Shares.

                 The Series C Preferred Shares consists of 10,000 shares of Preferred Stock and the stated value shall be $1,000 per share. The Series C Preferred Stock shall rank prior to the Registrant's common stock, and to any class or series of capital stock of the Registrant except the Series B Preferred Stock. The Series C Preferred Shares shall pay a cumulative dividend of 8% per year. The holders of Series C Preferred Shares are entitled to liquidation preference upon liquidation, dissolution or winding up of the Registrant in an amount equal to $1,000 per share plus all accrued and unpaid dividends.

                 In certain events, including the change of control of the Registrant, the Registrant may be required to redeem the Series C Preferred Stock.

                 The Series C Preferred Stock may be converted into shares of the Registrant's common stock. The "Conversion Price" shall be $2.92. On the first day of each of the calendar months of March through July, 1998 (each such date being a "Reset Date") the Conversion Price shall be reset at the lower of $2.92 and two
                 (2) times the then applicable Reset Price. The Reset Price shall be the daily-weighted average sales price on the principal securities exchange for the immediately preceding calendar month.

                 The Debenture, the Option Debentures, the Warrant have been, and the Series B and C Preferred Shares issued in exchange therefor shall be, issued by the Registrant in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ("Regulation S"). The Registrant relied on a number of facts and representations made by Infinity in the Securities Purchase Agreement and the Option Agreement to make the exemption available. The private placement constitutes an offshore transaction, and did not involve any directed selling efforts in the U.S. as such terms are defined under Regulation S.

                 The Registrant entered into a Registration Rights Agreement dated as of December 31, 1997 affording Infinity the right to cause the Registrant to prepare and file a registration statement to effect the registration under the Securities Act of all, but not less than all, of the number of shares of Common Stock issued upon conversion of the Debentures, the Series B or C Preferred Shares, and the Common Shares issued upon exercise of the Warrants, in the event Regulation S is amended or modified either (x) to increase to more than 40 the number of days contained in the Restricted Period or (y) so that the Conversion Shares or Warrant Shares would be deemed "restricted securities" pursuant to the Securities Act.

                 As long as Infinity owns, in the aggregate, not less than 25% of the Debenture (or an equivalent amount of Common Stock issued upon conversion of the Debentures or the Option Debentures), a representative of Infinity will have all the rights of a director (exclusive of payment of director fees) but will not attend meetings of the Board of Directors and will not be entitled to vote on matters submitted for the Board's approval.

                 The Registrant agreed to take all actions necessary such that the Registrant's Common Stock will be eligible for quotation on the OTC Market unless it becomes listed on a national exchange, and that at least ten members of the NASD continue to be registered as market makers with respect to the Registrant's shares of Common Stock.

                 On December 31, 1997, a Put and Call Agreement was executed among the Registrant and Infinity pursuant to which the Registrant has the right to require that Infinity repurchase on December 31, 1999 all (but not less than all) of the UPC Securities then owned by the Registrant as a purchase price equal to the product of thirty percent (30%) multiplied by the aggregate Exchange Amount of all UPC Securities being repurchased on the Put Date. Under the Put and Call Agreement Infinity shall have the right, but not the obligation, for a period of thirty (30) days from December 31, 1999, to purchase from the Registrant any or all of the UPC Securities then owned by the Registrant at a call price of one hundred and ten percent (110%) of the aggregate Exchange Amount of the UPC Securities then owned by the Registrant. Such "Exchange Amount" means (i) with respect to debentures, the outstanding principal balance thereof, together with accrued and unpaid interest,
                 (ii) with respect to preferred shares, the aggregate stated value thereof, together with accrued and unpaid dividends, and
                 (iii) with respect to common shares, such amount will be determined on the basis on the average closing bid price.


ITEM NO. 6   Exhibits and Reports on Form 8-K

                 On November 21, 1997, the Registrant filed a Report on Form 8-K under Item 2, "Acquisition or Disposition of Assets" and
                 Item 5, "Other Events".

                 27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


TOUCH TONE AMERICA, INC.



/s/ KERRY L. ROGERS
---------------------------------------
Kerry L. Rogers, President and CEO


/s/ ROBERT A. MICHEL
---------------------------------------
Robert A. Michel, CFO


Date:  January 13, 1998

                                INDEX TO EXHIBIT

Exhibit
Number                 Description
-------                -----------

  27                   Financial Data Schedule